Form 10-Q
period 2005-09-30
INTERDENT SERVICE CORP
filed 2005-11-14
CIK 1323543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 333-124080

INTERDENT SERVICE
CORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-1577891
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

222 No. Sepulveda Blvd., Suite 740,
El Segundo, CA	90245
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 765-2400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Number of shares of common stock outstanding as of November 14, 2005: 105,521

TABLE OF ADDITIONAL REGISTRANT

Exact Name of Registrant	State of Incorporation	I.R.S. Employer Identification Number
InterDent, Inc.	Delaware	95-4710504

INTERDENT SERVICE CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INTERDENT, INC.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited, dollars in thousands)

	September 30, 2005	December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$1,567	$—
Accounts receivable, net	11,904	13,857
Supplies inventory	6,191	5,791
Prepaid expenses and other current assets	3,403	5,073
Total current assets	23,065	24,721

Property and equipment, net	21,442	17,970
Goodwill	77,142	75,889
Intangible assets, net	16,302	17,607
Other assets	6,143	6,628
Total assets	$144,094	$142,815

Liabilities
Current liabilities:
Accounts payable	$6,121	$8,179
Accrued payroll and related costs	9,005	9,363
Accrued interest	3,017	462
Other current liabilities	8,087	7,561
Total current liabilities	26,230	25,565

Long-term liabilities:
Long term debt	80,000	80,000
Mandatorily redeemable preferred stock	3,500	3,500
Other long-term liabilities	2,115	1,414
Total long-term liabilities	85,615	84,914
Total liabilities	111,845	110,479

Shareholders’ equity
Convertible preferred stock, $0.001 par value, 281,679 shares authorized:
Class A 229,007 shares authorized, 1,000 shares issued and outstanding at September 30, 2005 and December 31, 2004	—	—
Class B 52,672 shares authorized, issued and outstanding at September 30, 2005 and December 31, 2004	8,650	8,650
Common stock, $0.001 par value, 981,679 shares authorized:
Class A 229,007 shares authorized, zero shares issued and outstanding	—	—
Class B 52,672 shares authorized, zero shares issued and outstanding	—	—
Class C 700,000 shares authorized; 105,521 shares issued and outstanding at September 30, 2005 and December 31, 2004	—	—
Additional paid-in capital	21,585	21,565
Retained earnings	2,014	2,121
Total shareholders’ equity	32,249	32,336
Total liabilities and shareholders’ equity	$144,094	$142,815

See accompanying notes to condensed consolidated financial statements.

INTERDENT, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited, dollars in thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Dental practice net patient service revenue	$51,885	$51,778	$159,276	$161,556
Other fees	284	358	865	1,255
Total revenues	52,169	52,136	160,141	162,811
Costs and expenses:
Cost of revenue:
Clinical salaries, benefits, and provider costs	25,569	25,385	77,697	78,716
Practice non-clinical salaries and benefits	7,432	7,828	22,436	22,720
Dental supplies and lab expenses	5,605	5,342	16,504	17,472
Practice occupancy expenses	3,494	3,263	10,121	9,737
Practice selling, general and administrative expenses	4,685	3,989	14,193	12,381
Total cost of revenue	46,785	45,807	140,951	141,026
Corporate selling, general and administrative expenses	2,192	1,990	7,333	6,723
Loss on dental location dispositions	—	—	—	918
Depreciation and amortization	1,346	1,323	3,925	4,037
Total operating expenses	50,323	49,120	152,209	152,704
Operating income	1,846	3,016	7,932	10,107
Non-operating (income) expense:
Gain on extinguishment of debt	—	—	—	(3,324)
Interest expense, net	2,586	596	7,630	2,172
Other, net	30	54	(103)	246
Non-operating (income) expense, net	2,616	650	7,527	(906)
Income (loss) before income taxes	(770)	2,366	405	11,013
Income tax provision (benefit)	(367)	910	193	4,286
Net income (loss)	(403)	1,456	212	6,727
Accumulated dividends on preferred stock	(114)	(606)	(319)	(1,820)
Net income (loss) attributable to common stock	$(517)	$850	$(107)	$4,907

See accompanying notes to condensed consolidated financial statements.

INTERDENT, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Nine Months Ended September 30,
	2005	2004

Cash flows from operating activities	$7,743	$8,508

Cash flows from investing activities:
Purchase of property and equipment	(6,964)	(3,777)
Net proceeds from disposition of dental locations	—	925
Cash (paid for) received from acquisitions and earn-outs	67	(298)
Net cash used in investing activities	(6,897)	(3,150)

Cash flows from financing activities:
Borrowings on 2004 Term Loan	—	22,500
Payments on 2004 Term Loan	—	(750)
Payments on term loan	—	(32,643)
Net borrowings on revolver	—	5,030
Payments on long-term debt and obligations under capital leases	(574)	(1,030)
Changes in overdraft balances	1,295	—
Net cash provided by (used in) financing activities	721	(6,893)

Increase (decrease) in cash and cash equivalents	1,567	(1,535)

Cash and cash equivalents, beginning of period	—	2,736
Cash and cash equivalents, end of period	$1,567	$1,201

See accompanying notes to condensed consolidated financial statements.

INTERDENT, INC.

AND SUBSIDIARIES

September 30, 2005 and 2004

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Our Company

We provide dental practice management services to multi specialty group dental practices in the United States. We do not engage in the practice of dentistry, but rather work with affiliated dental practices to jointly provide dental services to their patients. We enter into management services agreements (MSAs) with these affiliated dental practices or professional corporations or associations (PAs) and provide them, on an exclusive basis, with management and administrative services. As of September 30, 2005, we provided management services to 126 affiliated dental practices in Arizona, California, Hawaii, Kansas, Nevada, Oklahoma, Oregon and Washington and own and operate one dental laboratory in Oklahoma.

Basis of Presentation

Following the rules and regulations of the Securities and Exchange Commission, or SEC, we have omitted footnote disclosures that would substantially duplicate the disclosures in our annual audited financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statement disclosures from our 2004 Consolidated Financial Statements contained in our Registration Statement on Form S-4 filed October 11, 2005 with the SEC.  The same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data. In the opinion of management, all adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature.

Certain prior year amounts have been reclassified to conform to the current year presentation.

We operate in one principal business segment as a provider of dental practice management services to multi specialty group dental practices in the United States.

Summary of Significant Accounting Policies

Net revenues

Dental practice net patient service revenue (Net Patient Revenue) represents the consolidated revenue of the affiliated PAs and is recorded when the related work is completed. Revenue is recorded at the estimated net realizable amount to be received from patients, third party payors and others, net of a provision for fee schedule adjustments.

Net patient revenues include amounts received under capitated managed care contracts from certain wholly owned subsidiaries that are subject to regulatory review and oversight by various state agencies.  The subsidiaries are required to file statutory financial statements with the state agencies and maintain minimum tangible net equity balances and restricted deposits.  We are in compliance with such requirements as of September 30, 2005.  Total revenues subject to regulatory review and oversight by various state agencies were $30.0 million and $27.1 million for the nine months ended September 30, 2005 and 2004, respectively.

Stock-based compensation

At September 30, 2005, we had one stock-based employee compensation plan and we account for this plan under Accounting Principals Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payments” (SFAS 123R). This statement will require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.  Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. SFAS 123R permits entities to use any option-pricing model that meets the fair value objective as defined. The provisions of SFAS 123R are effective for the first interim period beginning after June 15, 2005. However, in April 2005, the SEC deferred the effective date of SFAS 123R for SEC registrants to the first fiscal year beginning after June 15, 2005. Accordingly, we expect to implement the revised standard in the first quarter of 2006.

SFAS 123R allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. No decisions have been made by management as to which transition method or option pricing model is most appropriate for us upon adoption of SFAS 123R.  The pro forma compensation costs presented below have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years.

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004

Net income (loss), as reported	$(403)	$1,456	$212	$6,727

Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	7	14	20	14
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(31)	(28)	(72)	(85)

Net income (loss), pro forma	$(427)	$1,442	$160	$6,656

Self-insurance

In January 2005, we entered into a new deductible policy for workers’ compensation insurance that provides coverage for claim amounts in excess of $0.35 million of retained liability per claim and $3.0 million in the aggregate. Because of our self-insured retention levels, we recognize a liability for our estimate of amounts, up to the amount of our retained liability, we believe may be paid to resolve each workers compensation claim. The liability for our self-insured retention on workers’ compensation claims, including an estimated amount for incurred but not reported claims of $0.5 million at September 30, 2005, is included in accrued payroll and related costs.

We self-insure a significant portion of our employee medical benefit plan. We have limited our exposure through the use of individual and aggregate stop-loss insurance policies. Claims incurred but not reported are accrued based upon management’s estimates of the aggregate liability for uninsured claims incurred using actuarial assumptions followed in the insurance industry and historical experience. The liability for claims incurred but not reported of approximately $0.4 and $0.6 million is recorded in accrued payroll and related costs as of September 30, 2005 and December 31, 2004, respectively.

Although management believes it has the ability to adequately estimate losses related to claims covered in the policies described above, it is possible that actual results could differ from recorded self-insurance liabilities.

Income taxes

We recorded an income tax provision using an effective tax rate of approximately 48.0% and 39.0% for the three and nine month periods ended September 30, 2005 and 2004, respectively.  We expect to have a nominal income tax liability in 2005 as a result of alternative and state minimum taxes.  The majority of our 2005 income tax provision represents benefits realized from utilizing pre-reorganization deferred taxes.  The increase in the effective tax rate is due to payment of certain non-deductible expenses in 2005, which result in permanent differences.

We utilized pre-emergence deferred tax assets of $0.04 million and $2.2 million for the quarters ended September 30, 2005 and 2004, respectively and $0.1 million and $3.8 million for the nine months ended September 30, 2005 and 2004, respectively.  Such utilization reduced the valuation allowance previously established and the benefit realized is required to reduce reorganization value in excess of amounts allocable to identifiable assets and other intangibles until exhausted under FASB 109 and Statement of Position, or SOP, 90-7. Accordingly, we recorded these adjustments to goodwill.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. There is a possibility that actual results may vary significantly from those estimates.

Goodwill

Changes in goodwill in the nine months ended September 30, 2005 include a $0.8 million adjustment to the purchase price allocation from our December 2004 merger. The adjustment is the result of the final determination of the fair value of our fixed assets at the time of the merger. Other changes to goodwill include $0.5 million of direct and trailing costs related to acquisitions less $0.1 million related to the utilization of pre-emergence deferred tax assets.

Accrued restructuring costs

At December 31, 2004 we had $0.7 million accrued for the final settlement of allowed general unsecured claims related to our bankruptcy in 2003. On January 26, 2005 InterDent, Inc. and InterDent Service Corporation (collectively the Debtors) were granted a Final Decree and Order Closing the Case by the Bankruptcy Court. In March 2005, we distributed the $0.7 million accrued for allowed general unsecured claims, officially completing the Debtor’s Plan of Reorganization.

In December 2004 we recorded a charge of $0.3 million related to the 2004 issuance of bonds and related transactions that were paid in January 2005.

Related party transactions

In April 2005, our board of directors authorized the payment of a management fee in the amount of $0.25 million to our majority shareholder for certain services to be provided to us over the remainder of the calendar year. In addition, the board fixed the fees for non-employee directors at $0.25 million in the aggregate for the remainder of the calendar year.

Contingencies

Senior secured revolving credit facility

As of September 30, 2005, we had a letter of credit totaling $1.2 million outstanding under our senior secured revolving credit facility. The letter of credit was issued to satisfy requirements under our workers compensation insurance policy. This facility requires us to comply with specified financial covenants related to earnings before interest, taxes, depreciation and amortization, and capital expenditures. We were in compliance as of September 30, 2005 with all such covenants. There were no borrowings outstanding on this facility at September 30, 2005.

Legal

We have been named as a defendant in various lawsuits in the normal course of business, primarily for malpractice claims. We, our affiliated dental practices and associated dentists are insured with respect to dentistry malpractice risks on a claims-made basis. Management believes all of these pending lawsuits, claims, and proceedings against us are without merit or will not have a material adverse effect on our consolidated operating results, liquidity or financial position, or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

This document includes forward looking statements. Forward looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statements that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will,” or words or phrases of similar meaning. They may relate to, among other things, our strengths, strategy, growth plans, operations, revenue, earnings, expenses, financing, sources of liquidity and capital requirements.

Forward looking statements involve risks and uncertainties, including, but not limited to, economic, competitive and governmental factors outside of our control, that may cause actual results to differ materially from trends, plans or expectations set forth in the forward looking statements. Certain factors that might cause such a difference include, among other things, dependence upon our affiliated dental practices, access to and cost of capital due to our high leverage ratio, cost containment efforts by third party payors, government regulation of the dental industry, regulatory challenges to our business model and professional liability and other claims that may be made against our affiliated dental practices. New risks and uncertainties may emerge in the future. It is not possible for us to predict all of these risks or uncertainties, nor can we assess the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in forward looking statements. Given these risks and uncertainties, we urge you to read this document completely with the understanding that actual future results may be materially different from what is expressly stated or implicit in any forward looking statement.

OVERVIEW

We provide dental practice management services to multi specialty group dental practices in the United States. We do not engage in the practice of dentistry, but rather work with affiliated dental practices to jointly provide dental services to their patients. We enter into management services agreements (MSAs) with these affiliated dental practices or professional corporations or associations (PAs) and provide them, on an exclusive basis, with management and administrative services. As of September 30, 2005, we provided management services to 126 affiliated dental practices in Arizona, California, Hawaii, Kansas, Nevada, Oklahoma, Oregon and Washington and own and operate one dental laboratory in Oklahoma.

The 126 affiliated dental practices and one dental laboratory we managed at September 30, 2005, is up from 122 affiliated dental practices and one dental laboratory at December 31, 2004. During the nine months ended September 30, 2005, we opened four new offices.

RESULTS OF OPERATIONS FOR QUARTER AND NINE MONTHS

ENDED SEPTEMBER 30, 2005 AND 2004

	Quarter ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue	89.7	87.9	88.0	86.6
Corporate selling, general and administrative expenses	4.2	3.8	4.6	4.1
Depreciation and amortization	2.6	2.5	2.5	2.5
Total operating expenses	96.5	94.2	95.1	93.2
Operating income	3.5	5.8	4.9	6.8
Other non-operating (income) expense, net	0.1	0.1	(0.1)	(1.9)
Interest expense, net	5.0	1.1	4.8	1.3
Net (loss) income before income taxes	(1.6)	4.6	0.2	7.4
Income tax Provision (benefit)	(0.7)	1.7	0.1	2.6
Net income	(0.9)	2.9	0.1	4.8

Revenue

For our third quarter ended September 30, 2005, we posted net revenues of $52.2 million which is consistent with our net revenue for the same period last year. Overall revenue for the year-to-date period ended September 30, 2005 decreased $2.7 million, or 1.6% from the same period last year. The decrease in our overall revenue is driven primarily by the effect of our divestitures in 2004, which is offset by revenue contributed from the offices opened under our new office growth strategy. Our new offices are typically budgeted to have initial practice operating expenses in excess of the net patient service revenue as they develop their respective patient bases. We anticipate emphasizing growth through the opening of new offices rather than acquiring existing practices. This may have a near term adverse effect on our profitability.

Our net revenue from offices open for at least one year, or same-office revenue, decreased by 0.2% over the same period last year. On a year-to-date basis, our same-office revenue was flat when compared with the same period last year. The negative same-office growth in the quarter is largely attributable to lower patient spending in light of the uncertain economy and a spike in turnover of our affiliated dentists during the quarter.

During the quarter, we experienced an increase in patient appointment cancellations, deferral of treatment and a decrease in elective procedures.  We believe this to be due to the sharp drop in consumer confidence mid-quarter due to increasing gas and energy prices, rising interest rates and inflation, all of which negatively affected our patient’s discretionary income. A large part of dentistry, particularly the elective procedures, is funded through a patient’s discretionary income, and thus we are sensitive to patient discretionary income trends.

Additionally, we experienced an increase in turnover among our affiliated dentists during the quarter. Based on exit interviews, we found that many of the dentists were leaving to start their own practice before increasing interest rates made opening such a practice significantly less affordable. While the majority of these positions have subsequently been filled, several of our PAs still have open positions, reducing our ability to provide a full schedule of dental care. Furthermore, a new dentist is typically less efficient than the senior dentist they are replacing, which also reduces revenue.

Costs and expenses

Operating expenses

Cost of revenue.  Cost of revenue consists of costs directly associated with activities of operating and managing the practice facility locations, including regional support departments. The components of cost of revenue are largely variable or semi-variable costs and include clinical and non-clinical salaries and benefits, dental supplies and lab expenses, occupancy and general and administrative expenses.

Our overall cost of revenue increased to $46.8 million from $45.8 million for the quarter ended September 30, 2005 while our year-to-date costs remained consistent with prior year at $141.0 million. Cost of revenue as a percentage of net revenue increased to 89.7% and 88.0% for the quarter and nine months ended September 30, 2005, respectively compared to 87.9% and 86.6% from the same periods last year, respectively. The primary drivers of the increase in the quarter and nine months are as follows:

•      Clinical salaries increased slightly due to salary guarantees for new doctors and a temporary increase in our medical benefit costs which was offset by lower workers compensation costs. Non clinical salaries decreased due primarily to lower salaries as we manage our affiliated dental practices more efficiently.

•      A planned incremental increase in marketing expenditure designed to build brand equity in our newly rebranded practices companywide, and also to generate new patient growth.

•      Occupancy costs increased slightly in each period as a percentage of revenue and are attributed to our new office growth. We expect our occupancy expense, a component of our cost of revenue, to increase in total dollars in subsequent periods as we add new offices.

Corporate selling, general and administrative expenses.  Corporate selling, general and administrative expenses include: corporate salaries, general office costs, investor relations expense, legal and audit fees, general insurance, director and officer liability insurance and other miscellaneous costs at our corporate facilities.

For the quarter and nine month periods ended September 30, 2005 our corporate selling, general and administrative costs increased $0.2 million and $0.6 million, respectively from the same periods last year. This increase is due to non-employee director and management fees payable to our majority shareholder of a combined $0.2 million and $0.3 million for the quarter and nine month periods, respectively and one time legal fees and settlement costs of $0.65 million related to a lawsuit with one of our former affiliated professional corporations incurred during the first six months of 2005.

We have been named as a defendant in various lawsuits in the normal course of business, primarily for malpractice claims. We, our affiliated dental practices and associated dentists are insured with respect to dentistry malpractice risks on a claims-made basis. We believe all of these pending lawsuits, claims, and proceedings against us are without merit or will not have a material adverse effect on our consolidated operating results, liquidity or financial position, or cash flows.

Depreciation and amortization. Depreciation expense is attributed to depreciation of dental equipment, furniture, fixtures and computer equipment and amortization of leasehold improvements and identifiable intangibles. Depreciation and amortization expense was consistent with the quarter and nine months ended September 30, 2005 compared to the same period prior year as the incremental depreciation and amortization for new equipment and new office expansion was offset by reduced expense related to the offices closed, sold or merged.

We expect to continue to incur capital expenditures, primarily as part of our new office expansion program and the on-going remodel or relocation of offices. Because of this, depreciation and amortization expense may increase as a percentage of revenue in future periods depending on the timing and amount of the capital expenditure.

Loss on dental location disposition. We recorded a loss on the sale of one practice in June 2004 related to our divestiture from the Idaho market. The loss is the excess of book value of net assets sold over the proceeds received and is primarily related to the write off of goodwill in connection with the sale.

Non-operating expenses

Gain on extinguishment of debt. We recorded a one-time gain on the extinguishment of debt that we refinanced in June 2004. We do not anticipate similar gains in future periods.

Interest expense. Net interest expense increased primarily due to the issuance in December 2004 of $80.0 million in principal of our Senior Secured Notes due 2011, or the Notes, and amortization of deferred financing costs associated with the Notes.  Our obligations under the Notes will result in substantial interest expense in future periods. The Notes bear interest at 10 3/4% per year, payable semiannually on June 15 and December 15 of each year.

Income taxes

Provision for income taxes. Our effective tax rate was approximately 48% and 39% for the quarter and nine month periods ended September 30, 2005 and 2004, respectively. We expect to have a nominal income tax liability in 2005 as a result of alternative and state minimum taxes. The majority of our 2005 income tax provision represents benefits realized from utilizing pre-reorganization deferred taxes. The increase in the effective tax rate is due to payment of certain non-deductible expenses in 2005.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our operating and capital needs through cash generated by operations and borrowings. Our primary sources of liquidity for the near future will be cash flow from our operations and availability under our new $10 million senior secured revolving credit facility. Advances under this facility are limited to the lesser of (i) $10 million or (ii) a borrowing base formula calculated at 0.75 times our trailing 12 month earnings before interest, taxes, depreciation and amortization, or EBITDA, as defined in the agreement. In addition, we are required to maintain a monthly minimum EBITDA, as measured on a trailing 12 month basis, of at least $12 million. We had trailing 12 month EBITDA of $15.3 million and $18.4 million as of September 30, 2005 and December 31, 2004, respectively.

As of September 30, 2005, we had zero outstanding on our revolving credit facility, our borrowing base was $10.0 million and the amount available under the revolving credit facility was $8.8 million. The $1.2 million reduction on the amount available under our revolving credit facility resulted from the issuance on our behalf of a $1.2 million letter of credit in January 2005. The letter of credit is primarily issued to satisfy requirements of our new workers compensation insurance policy. We expect the letters of credit issued on our behalf to increase slightly in 2006 for tail coverage as we enter into the second year of our policy.

Our primary cash requirements include general operating expenses and debt service requirements. Our Senior Secured Notes are interest only, payable semi-annually, until due in 2011. In addition, our growth strategy calls for us to build new dental offices in leased facilities, depending upon our liquidity and our ability to identify opportunities that meet our expectations. We expect to fund most of these offices on a “pay as you go” basis using our cash flow from operations. We may also from time to time consider acquisitions of dental practices, although we have no current plans for any acquisitions.

We believe that our current sources of liquidity will be sufficient to meet our near term requirements. However, an unexpected decline in cash flow from operations or in our EBITDA could materially impair our liquidity. In such event, we may not be able to access our revolving credit facility and we may be unable to generate sufficient free cash flow to meet all of our operating requirements. Moreover, the indenture governing our Senior Secured Notes and the terms of our senior secured revolving credit facility limit under certain circumstances our ability to incur additional indebtedness. As a result, in the event of a material decline in our operating performance, we may encounter substantial difficulty in securing additional sources of liquidity.

Our cash flow sources and uses by operating, investing and financing activities are shown below:

	Nine Months Ended September,
	2005	2004
Net cash provided by operations	$7,743	$8,508
Net cash used in investing activities	$(6,897)	$(3,150)
Net cash provided by (used in) financing activities	$721	$(6,893)

Cash flow from operations.  The decrease in cash flow from operations from the same period last year is attributed primarily to a decrease in net income. The decrease in net income is offset by cash flows from working capital, chiefly reductions in accounts receivable and prepaid and other current assets as we continue our efforts to maximize cash available for debt service and our new office growth strategy.

Cash flow used in investing activities.  Our spending on property and equipment during the first nine months of 2005 increased $3.2 million from the same period in the prior year. During the first nine months of 2004 we did not open any new offices. Spending during the nine months ended September 30, 2005 reflects our new office growth for selectively building new dental offices to fill out our network of affiliated dental practices.  In the nine months ended September 30, 2005 we opened four new offices.  We expect to continue to incur significant capital expenditures, primarily as part of our new office growth and the on-going remodel or relocation of offices. In 2004 we received $0.9 million for the sale of a dental practice, which was offset by $0.3 million paid for acquisition earn outs. We expect earn outs for the remainder of 2005 to be approximately $0.6 million and zero thereafter.

Cash flow from financing activities.  In June 2004, we refinanced our post emergence bankruptcy financing with a new credit facility. The net uses in the first nine months of 2004 are related to payments on subordinated debt service obligations and capital leases of $1.0 million and $0.5 million scheduled payment on our term loan versus $0.6 million payments on subordinated debt service obligations and capital leases during the first nine months of 2005. We will pay the remaining balance on our subordinated seller debt of $0.1 million in 2005 and the capital lease obligation of $0.4 million as scheduled through March 2009.

Critical Accounting Policies and Estimates

Net revenues

Dental practice net patient service revenue (Net Patient Revenue) represents the consolidated revenue of the affiliated PAs and is recorded when the related work is completed. Revenue is recorded at the estimated net realizable amount to be received from patients, third party payors and others, net of a provision for fee schedule adjustments.

Net patient revenues include amounts received under capitated managed care contracts from certain wholly owned subsidiaries that are subject to regulatory review and oversight by various state agencies.  The subsidiaries are required to file statutory financial statements with the state agencies and maintain minimum tangible net equity balances and restricted deposits.  We are in compliance with such requirements as of September 30, 2005.  Total revenues subject to regulatory review and oversight by various state agencies were $30.0 million and $27.1 million for the nine months ended September 30, 2005 and 2004, respectively.

Self-insurance

In January 2005, we entered into a new deductible policy for workers’ compensation insurance that provides coverage for claim amounts in excess of $0.35 million of retained liability per claim and $3.0 million in the aggregate. Because of our self-insured retention levels, we recognize a liability for our estimate of amounts, up to the amount of our retained liability, we believe may be paid to resolve each workers compensation claim. The liability for our self-insured retention on workers’ compensation claims, including an estimated amount for incurred but not reported claims of $0.5 million at September 30, 2005 is included in accrued payroll and related costs.

We self-insure a significant portion of our employee medical benefit plan. We have limited our exposure through the use of individual and aggregate stop-loss insurance policies. Claims incurred but not reported are accrued based upon management's estimates of the aggregate liability for uninsured claims incurred using actuarial assumptions followed in the insurance industry and historical experience. The liability for claims incurred but not reported of approximately $0.4 and $0.6 million is recorded in accrued payroll and related costs as of September 30, 2005 and December 31, 2004, respectively.

Although management believes it has the ability to adequately estimate losses related to claims covered in the policies described above, it is possible that actual results could differ from recorded self-insurance liabilities.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. There is a possibility that actual results may vary significantly from those estimates.

Accounting Standards Not Yet Adopted by the Company

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payments” (SFAS 123R). This statement will require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.  Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. SFAS 123R permits entities to use any option-pricing model that meets the fair value objective as defined. The provisions of SFAS 123R are effective for the first interim period beginning after June 15, 2005. However, in April 2005, the SEC deferred the effective date of SFAS 123R for SEC registrants to the first fiscal year beginning after June 15, 2005. Accordingly, we expect to implement the revised standard in the first quarter 2006.

SFAS 123R allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. No decisions have been made by management as to which transition method or option pricing model is most appropriate for us upon adoption of SFAS 123R.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the ordinary course of business, we are exposed to interest rate risk. For fixed rate debt, interest rate changes affect the fair value but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flow. We do not believe a one percentage point change in interest rates would have a material impact on the fair market value of our fixed rate debt.

While the overwhelming majority of our interest expense from our Senior Secured Notes is fixed, a portion of our interest expense is sensitive to changes in the general level of interest rates as our senior revolving credit facility has interest rates based upon LIBOR or the prime rate plus for the banks’ applicable margins ranging from 1.0% to 3.25%. At September 30, 2005, there were no borrowings outstanding under this facility. The annual pre-tax earnings and cash flow impact for a one percentage point change in interest rates would not be significant to our operations.  The hypothetical change used in this analysis may be different from what actually occurs in the future.  We do not presently undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the third quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon these evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective as of the end of the period covered by this report, and there were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We have been named as a defendant in various lawsuits in the normal course of business, primarily for malpractice claims. We, our affiliated dental practices and associated dentists are insured with respect to dentistry malpractice risks on a claims-made basis. We believe all of these pending lawsuits, claims, and proceedings against us are without merit or will not have a material adverse effect on our consolidated operating results, liquidity or financial position, or cash flows.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

Not applicable.

Use of Proceeds

On October 13, 2005, the SEC declared effective our Pre-Effective Amendment No. 3 to the Registration Statement on Form S-4 filed with the SEC on October 11, 2005 (file no. 333-124080), which was filed to register $80,000,000 10¾% Senior Secured Notes due 2011 which we are issuing in exchange for senior secured notes we sold in a private placement consummated on December 15, 2004.  The exchange offer commenced on October 14, 2005 and expired on November 14, 2005.

We made the exchange offer to satisfy our obligations under a registration rights agreement entered into in connection with the initial note issuance.  We did not receive any cash proceeds from the exchange offer.  In consideration of issuing the new notes in the exchange offer, we received an equal principal amount of original notes.

Item 3: Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Set forth below is a list of the exhibits included as part of this quarterly report.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

No reports on Form 8-K were filed in the three months ended September 30, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERDENT SERVICE CORPORATION
(Registrant)

Date:	November 14, 2005	By:	/s/ IVAR S. CHHINA
Ivar S. Chhina
President, Chief Executive Officer and Chairman

		By:	/s/ ROBERT W. HILL
Robert W. Hill
Chief Financial Officer, Treasurer and Secretary

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERDENT, INC.
(Registrant)

Date:	November 14, 2005	By:	/s/ IVAR S. CHHINA
Ivar S. Chhina
President, Chief Executive Officer and Chairman

		By:	/s/ ROBERT W. HILL
Robert W. Hill
Chief Financial Officer, Treasurer and Secretary