Form 10-K
period 2005-12-31
INTERDENT SERVICE CORP; INTERDENT INC
filed 2006-04-11
CIK 1323543, 1072765

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 333-124080

InterDent Service Corporation

(Exact name of registrant as specified in its charter)

Washington	91-1577891
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

222 N. Sepulveda Blvd., Suite 740	90245
El Segundo, CA 90245	(Zip Code)
(Address of principal executive offices)

(Registrant’s telephone number, including area code): (310) 765-2400

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐         No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐         No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒         No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐         No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second quarter (June 30, 2005) was $0.00.

Number of shares of common stock outstanding as of March 31, 2006 was 105,521.

Indicate by check mark whether the Registrant has filed all documents and reports to be filed by Section 12, 13 of 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒         No ☐

DOCUMENTS INCORPORATED BY REFERENCE

NONE

TABLE OF ADDITIONAL REGISTRANT

Exact Name of Registrant	State of Incorporation	I.R.S. Employer Identification Number
InterDent, Inc.	Delaware	95-4710504

InterDent Service Corporation

FORM 10-K

For the Year Ended December 31, 2005

FORWARD-LOOKING STATEMENTS

Certain information included or incorporated by reference in this Annual Report may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, and all statements (other than statements of historical facts) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward looking statements. These statements are often characterized by terminology such as “believe”, “hope”, “may”, “anticipate”, “should”, “intend”, “plan”, “will”, “expect”, “estimate”, “project”, “positioned”, “strategy” and similar expressions, and are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements in this Annual Report are made as of the date hereof, and we undertake no duty to update or revise any such statements, whether as a result of new information, future events or otherwise. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in this Annual Report, including the risks set forth under “Risk Factors” in Item 1A.

PART I.

Item 1.                                                           Business.

OVERVIEW

InterDent Service Corporation, or ISC, was founded in Vancouver, Washington in December 1992. Our parent, InterDent, Inc. was incorporated in the state of Delaware in October 1998 to facilitate the merger in March 1999 of Gentle Dental Service Corporation, the predecessor to InterDent Service Corporation, and Dental Care Alliance.

Our principal executive offices are located at 222 North Sepulveda Boulevard, Suite 740, El Segundo, California, 90245 and our telephone number is (310) 765-2400.

We operate in one principal business segment as a provider of practice management services to affiliated multi specialty group dental practices in the United States.

Our Services

We provide practice management services to affiliated multi-specialty group dental practices in the United States. Our network of affiliated dental practices seek to provide comprehensive, convenient and high quality general dentistry as well as dental specialty services such as orthodontics, periodontics, endodontics, pedodontics, prosthodontics and oral surgery. We do not engage in the practice of dentistry, but rather work with affiliated dental practices to enhance the business operations of their practices. We enter into exclusive service agreements with these affiliated dental practices pursuant to which we provide them with services that fall into the following general categories:

Administrative and Financial	Operational Services
• billing and collections	• non clinical staffing and administration
• productivity reporting and analysis	• training and education opportunities
• group purchasing and inventory management	• recruiting assistance
• third party payor management	• administrative and marketing
• accounting services	• quality assurance advice
• third-party financing	• management information systems

In exchange for these services, the affiliated practices are obligated to reimburse expenses incurred on their behalf and pay us a fee equal to a percentage of their revenues plus a bonus. We bear the risk of loss when an affiliated practice does not generate sufficient revenues to cover expense—usually during start up of new offices.

Our Affiliated Network

As of December 31, 2005, we provided management services to 127 affiliated dental practices with approximately 1,250 operatories in Arizona, California, Hawaii, Kansas, Nevada, Oklahoma, Oregon and Washington and own and operate one dental laboratory in Oklahoma.

The following table sets forth the total number of practices opened and closed, merged or sold during the years ended 2003, 2004 and 2005:

	2003	2004	2005
Beginning	136	126	122
Opened	1	1	7
Merged, closed or sold	11	5	2

Ending	126	122	127

The significant majority of our affiliated dental practices operate under the Gentle Dental® brand. This established network of affiliated practices allows us to create operating efficiencies by realizing economies of scale in such areas as marketing, administration and purchasing. We seek to enhance the revenue of our affiliated dental practices through more efficient patient scheduling, practice efficiency gains, and by helping them to increase the range of specialty dental services they offer to patients.

Our Business Strategy

We seek to apply traditional business principles and retail marketing techniques to the business of dentistry, working with our affiliated dental providers to help them better:

•                  Provide convenient, comprehensive dental care to their patients;

•                  Focus on providing quality dental care;

•                  Increase patient growth and brand awareness through regional advertising;

•                  Improve operational efficiencies and reducing costs; and

•                  Leverage our existing infrastructure and market penetration by adding new affiliated offices.

By using the InterDent approach to managing affiliated dental practices, we believe our affiliated dentists are better able to focus on delivering quality patient care and realize significantly greater productivity than traditional individual and small-group dental practices.

Our Management Information Systems

We maintain several information systems to support our day-to-day operations and ongoing business analysis. We utilize Compass™, our clinical management information system, to provide real-time, practice-level financial and non-financial data to dental offices and management. We developed this software to be scalable to handle further growth.

We employ an industry standard dental practice management system in all of our offices and administrative support locations for our billing and reimbursement process. Charges and over the counter collections, typically patient co-pays, are entered into the system at the point of service. Charges entered at the point of service are recorded at the amount expected to be collected based on the fee schedule maintained in our system. Fee schedules are periodically provided by the insurance companies we contract with and stipulate the predetermined rates per diagnosis or discounted fee-for-service rates net of any contractual adjustments that we are to charge. Fee schedule maintenance, third party payor billing and collections from third party payors and delinquent patient accounts are primarily performed at the administrative support locations.

INDUSTRY OVERVIEW

The United States dental industry is large and growing. The market for dental services was approximately $79.1 billion in 2004 according to the Center for Medicare and Medicaid Services, a federal agency within the U.S. Department of Health and Human Services. The Center for Medicare and Medicaid Services projects the dental industry to reach $147 billion by the year 2014, representing a compound annual growth rate of approximately 6.4% for the ten years ending 2014. Growth of the dental care industry in the United States has continued notwithstanding the decline in tooth decay as a result of the widespread use of fluoridated water. This growth appears to be fueled by increased emphasis on preventative care and the growing demand for cosmetic dentistry. Because these procedures are “elective”, demand for dental services is to a significant extent dependent upon disposable household income and the availability of dental insurance plans.

The dental industry is highly fragmented; according to the Bureau of Labor Statistics there were approximately 150,000 practicing dentists in 2004 of which 78% practiced as sole practitioners. Because of their typical small size and attendant limitations, we believe individual dental practices are often run inefficiently without the benefits of professional management, economies of scale, adequate information systems, or specialization of functions. These small practices also often do not offer patient conveniences such as extended operating hours, flexible payment options, a full range of dental services in one location or bilingual staff.

We have a limited capitation risk because the majority of our affiliated dental practice business is comprised of fee-for-service and preferred provider organization (“PPO”)/indemnity revenue. As of December 31, 2005, approximately 23% of our revenues were derived from capitation arrangements. Under these arrangements, our affiliated dental practices receive a capitated payment, calculated on a monthly per member basis, and generally a co-payment from the patient at the time care is provided, regardless of the frequency or type of services provided. To the extent that patients covered by these arrangements require more frequent or extensive care than is anticipated, there may be a shortfall between the capitated payments received by our affiliated dental practices and the costs to provide the contracted services.

We believe the following trends have contributed to the recent growth in the dental industry:

•                  increased focus on preventative and cosmetic dentistry (e.g., whitening, straightening, implants and veneers);

•                  growing demand for dental services from an aging population as people live and retain their teeth longer;

•                  widespread availability of dental insurance (according to the National Association of Dental Plans, a non-profit trade association representing the dental benefits industry, approximately 54% of Americans are now covered by a dental insurance plan); and

•                  increased patient services and comfort through new dental technologies.

Based on our experience, we have identified the following factors that we believe favor the continued growth of group dental practices:

•                  we believe there is a growing awareness among dental providers of practice management-affiliated group dental practices as a viable, lower-risk, rewarding career alternative;

•                  we believe many dentists are increasingly attracted to the more flexible schedule offered by a group practice;

•                  it appears that the dental industry is following a trend toward group practice already established by pharmacists and opticians; and

•                  we believe an increasing percentage of dental school graduates do not have practices to inherit once they graduate.

BUSINESS STRATEGY

Enhance revenue of affiliated providers by helping them provide more convenient, comprehensive dental care.   Our business strategy is to help our affiliated dentists so they can focus on providing convenient, comprehensive, high-quality dental services to their patients. Together with our affiliated dental practices, we typically operate several conveniently-located offices in a particular market, thereby offering geographic choices for our customers. Because our affiliated offices generally have several dentists, we seek to extend office hours and days of operation in these practices. In some instances, we relocate offices to more convenient, higher-visibility locations. We also offer payment options and credit to qualified patients that may not be offered by traditional dental practices. In addition, we continue to expand patient access to affiliated specialists (e.g., orthodontists and oral surgeons) in order to provide a “one-stop-shop” for all of a family’s dental needs. This also allows us to improve our utilization of the fixed resources in a practice, and thus improve profitability.

Focus on quality of patient care and patient service.   We seek to assist affiliated dental practices to incorporate quality assurance and quality control programs, including peer review, into their practices. We provide a variety of continuing education services and training programs to help our affiliated providers further enhance their skills. Additionally, we help them evaluate and introduce new techniques and technologies into their practice, in an effort to ensure their patients receive high quality and cost-effective dental care.

Increase new patient growth through regional marketing.   Historically, in certain areas we did not significantly market our offices to new patients. To address this, in late 2004 we initiated a set of marketing programs tailored to the needs of our regional markets. These programs, which include direct mail, print and radio advertising and other campaigns, seek to generate new patient growth in our affiliated practices. Offices within each of our market areas now typically operate under a common brand, further increasing market awareness. Our most common consumer brand is Gentle Dental®.

Improve operational efficiencies and reduce costs.   Our geographic concentration and scale continues to offer opportunities to improve the efficiency of our operations, most notably in the areas of affiliated dentist recruiting, negotiating leverage with suppliers and payors, and sharing of “best practices” among our affiliated practices. Our affiliated regional dental care networks enable us to reduce operating costs by centralizing certain functions such as regional management, billing, collections, payroll and accounting, and by negotiating regional and national contracts for supplies, equipment, services and insurance. We also continue to implement procedures designed to optimize staffing ratios and patient scheduling.

Leverage existing infrastructure and market penetration by adding new affiliated dental offices.   We believe our growth will be driven by improved utilization of same store facilities and by increased market penetration through building out new affiliated dental offices in our existing markets. We believe expanding through development of new affiliated dental offices in existing markets is generally more effective in creating brand awareness and increasing market share in existing markets than through acquisitions that likely have significantly different operating characteristics. We opened seven new affiliated offices in 2005 in Washington, Oregon and Arizona under our new office growth plan and one additional office opened in the first quarter of 2006.

SERVICES AND OPERATIONS

As the dental care services industry remains highly fragmented, we believe most solo and small dental practices are run inefficiently without the benefits of professional management, economies of scale and adequate information systems. We provide comprehensive administrative, financial and operational management services to 127 affiliated dental practices in eight states. We believe that through economies of scale, we are able to provide these services at a lower cost than could otherwise be obtained by an individual dental practice.

The services we offer to our affiliated dental practices fall into two broad categories: administrative and financial services and operational services.

Administrative and Financial Services

Administrative.   We provide administrative services to our affiliated dental practices, including billing and collections, financial reporting and analysis, productivity reporting and analysis, cash management, group purchasing, inventory management and other capital requirements. These services substantially reduce the amount of time the dentists at our affiliated dental practices are required to devote to administrative matters, thus enabling network dentists to dedicate more time to their professional practices. In addition, because of our size and purchasing power, we have been able to negotiate discounts on, among other things, dental and office supplies and equipment, and group health and malpractice insurance purchased by certain of our affiliated dental practices.

Third party payor management.    Some element of managed care is present at many of our affiliated dental practices, although generally not as the primary source of revenue. We assist our affiliated dental practices by negotiating contracts with third party payors. Due to our network volume, we seek to negotiate better terms for our affiliated dental practices with third party payors than those available to solo practitioners or small group dental practices. We examine various factors to determine which third party payors’ assignments we will recommend at each affiliated dental practice. Factors considered by us in making this recommendation include:

•                  types of procedures that are generally performed;

•                  geographic area served by the particular plan; and

•                  demographic characteristics of the typical plan participants.

Accounting services.   We provide affiliated dental practices with a full range of accounting services, including preparation of financial statements, management of accounts payable, accounts receivable, payroll administration and tax services. In addition, we assist each affiliated dental practice in the preparation of operating and financial budgets.

Third-party financing.   We have contracts with third-party financing companies that enable our affiliated dental practices to offer various third-party financing options to their patients on a non-recourse basis.

Operational Services

Non-dental staffing and patient scheduling.   We provide management services that are designed to optimize staffing ratios and patient scheduling at our affiliated dental practices. We are responsible for the hiring, retention, salary and bonus determination, job performance-related training and similar matters affecting the non-dental employees that provide services to the affiliated dental practices. Staffing and scheduling services include:

•                  payroll administration;

•                  risk management;

•                  administration of group benefit plans;

•                  analysis and advice with respect to the optimal number of general dentists, specialist dentists, dental assistants and hygienists at each dental practice;

•                  scheduling assistance; and

•                  assistance with respect to expanding office hours and more efficiently utilizing staffing.

Training and education.   Staff and practice development programs are an integral part of our operating strategy. Our programs are designed to motivate staff to achieve optimum performance goals, increase the level of patient satisfaction, and improve our ability to attract and retain qualified personnel. While we are not engaged in the practice of dentistry, we facilitate the training and education of dental professional personnel.

Recruiting.   We have regional recruiting programs to assist our affiliated dental practices in recruiting dentists to our affiliated network. Recruiting takes place through our contacts at dental schools, presence at regional dental seminars and conventions, and through advertising in regional and national dental publications.

Advertising and marketing.   We typically assist our affiliated dental practices in developing and implementing advertising and marketing programs, including patient educational and prevention programs at selected affiliated dental practices, as needed. We also typically assist the practices in their external marketing programs, such as direct mail and yellow page advertising. Other marketing programs include the use of local radio, television and print advertising, and other marketing promotions depending on local market needs.

Quality assurance assistance.   The clinical management procedures and treatment protocols for our affiliated dental practices vary from region to region. We have established a Clinical Leadership Board consisting of approximately ten dentists from our affiliated dental practices whose objectives include establishing a “best practices” standard quality of care. Under the guidance of this Clinical Leadership Board, affiliated dental directors in each region review and develop practices and treatment protocols. They work closely with dentists and hygienists at the affiliated dental practices to assist them in implementing these procedures and protocols. Areas included among the procedures and protocols to be developed by the network of dental directors are treatment planning, diagnostic screening, radiographic records, record keeping, specialty referrals and dental hygiene protocols. As part of the affiliated dental practices’ clinical enhancement program, we support the efforts of our affiliated dental practices in providing quality assurance, peer review and utilization review programs. We also perform patient surveys to monitor patient satisfaction, and periodically audit patient charts and provide advice to the dentists employed by the affiliated dental practices.

Management information systems.   Effective use of management information systems and extensive management reporting are the key means by which we manage our network of affiliated dental practices. Management information systems are critical to successfully operate a large number of relatively small, widely dispersed operating units and is also a major tool we use to add value to our affiliated dental practices. We use our extensive management information systems experience in operating our affiliated dental practices to determine optimal information technology at each office and ensure that these information systems are uniformly implemented. Uniformity ensures that each office is operated as efficiently as possible, allows data from each office to be compiled and integrated into meaningful management information, facilitates technology support services and allows for the staff to be efficiently interchangeable between offices.

Our proprietary, web-based Compass™ management information system provides various financial and management reports to our affiliated dental practices and our divisional, regional and corporate management. Compass™ receives data from the office management system and consolidates the data into central data warehouses. Interactive reporting is created from these databases and is made available via either our intranet, e-mail or printed reports.

Compass™ allows us to mine our existing patient database. The software will, proactively or on command, search out patients who have not visited the office in a specified period of time. These patients can be targeted for telephone calls or other marketing attempts to draw them back into the office. Compass™ also focuses on treatment planning, case acceptance and case completion. The software allows us to identify treatment plans that are either not started or incomplete and target those patients for completion. We can use this data to develop action plans to improve revenue and scheduling efficiency. It also benefits the patient by increasing the likelihood the prescribed treatment plan is completed and successful.

Compass™ is designed to enable affiliated dentists to improve their productivity and incomes. The system provides the dentists with analyses such as their production level, average diagnosis value and treatment acceptance rates. Using this data, individual dentists can compare personal productivity levels to a peer group and then set their own goals and track actual results relative to their established goals. The system also helps dentists and office managers better manage the managed care patients.

The Compass™ system also helps maximize collections by using exception-based reporting, which enables management to quickly determine where additional collection effort may be needed. The system captures and facilitates the analysis of patient visits, so that individual insurance plans can be stratified from low to high profitability and informed decisions can be made when it is time to consider renewing individual plans.

RELATIONSHIPS WITH OUR AFFILIATED DENTAL PRACTICES

Affiliated Dental Practices

One of our most important relationships is our relationship with our affiliated dental practices. In accordance with state laws, our affiliated dental practices are in exclusive control of all clinical aspects of the practice of dentistry and the delivery of dental services. Our affiliated practices are separate legal entities organized under state law as professional corporations. Each of our affiliated professional corporations is owned by a licensed dentist. We have entered into long-term management services agreements with the affiliated dental practices under which we are the exclusive administrator of all non-clinical aspects of the affiliated dental practices. Under these agreements, based on the recommendation of the Clinical Leadership Board as appropriate, we typically:

•                  provide facilities and equipment;

•                  bill and collect receivables;

•                  purchase and provide supplies;

•                  provide and manage clerical, accounting, payroll, human resources, computer and other non-dental support personnel;

•                  provide management information systems and reports;

•                  negotiate contracts with managed care payors or other third parties; and

•                  assist in the recruitment of dentists.

We assist in establishing guidelines for hiring and compensating dentists and other clinical personnel, although this responsibility remains with the affiliated dental practices. The affiliated dental practices generally are also exclusively responsible for:

•                  maintaining patient records; and

•                  ensuring that dentists and hygienists have required licenses and other certifications.

As compensation for services provided under the services agreements, the affiliated practices are obligated to reimburse expenses incurred on their behalf and pay us a fee equal to a percentage of their revenues plus a bonus. We bear the risk of loss when a dental office does not generate sufficient revenues to cover expenses—usually during start up of new offices. Under this method, any material loss in revenue by our affiliated dental practices could affect the affiliated dental practices ability to reimburse us for expenses and to pay service fees. Prior to 2005, we entered into management service agreements where the management fee was a set percentage of the net revenue of the affiliated dental practices. We had two such agreements in place during 2004 and three during 2003 and 2002.

Our affiliated dental practices generally reimburse us for expenses incurred on their behalf in connection with the operation and administration of the dental facilities and pay fees to us for business services. Expenses incurred for the operation and administration of the dental facilities include salaries and benefits for non-dentist personnel working at the dental facilities (i.e., the administrative staff and, where permitted by law, the dental assistants and hygienists), lab fees, dental supplies, office occupancy costs of the dental facilities and other expenses such as professional fees, marketing costs and general and administrative expenses. After reimbursement of expenses and payment of all service fees to us, the amounts retained by the affiliated dental practice are used to compensate dentists and, in certain states where the affiliated dental practices must employ dental hygienists or dental assistants, compensate those non-dentist employees.

Substantially all of the services agreements have an initial term of 40 years and, unless either party gives notice of termination before the end of the term, include automatic extensions ranging from five to ten years thereafter. The services agreements are generally not subject to early termination, except for upon certain termination events such as bankruptcy of a party and uncured material breaches of the agreements. All of the services agreements, other than those that terminated pursuant to their terms, remained in effect following our 2003 reorganization. During the terms of the agreements, each party agrees not to disclose certain confidential and proprietary information regarding the other.

The Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus, published in EITF 97-2, on the accounting for transactions between physician practice management companies and physician practices and the financial reporting of those entities. For financial reporting purposes, EITF 97-2 mandates the consolidation of physician practice activities with the practice management company when certain conditions have been met, even though the practice management company does not have a direct equity investment in the physician practice. Consequently, under EITF 97-2, we consolidate all the accounts of the affiliated dental practices in the consolidated financial statements, including revenue and expenses. Accordingly, the consolidated statements of operations include the net patient revenue and related expenses of certain affiliated dental practices and all significant inter-company transactions have been eliminated. The consolidated financial statements are prepared in conformity with the consensus reached in EITF 97-2.

Employment Agreements with Affiliated Dentists

Substantially all of the dentists practicing with our affiliated dental practices have entered into employment agreements with the affiliated dental practices with which they work. The employment agreements generally provide for an initial one-year term of employment with automatic one-year renewal periods unless either party to the agreement provides the other with at least 120 days written notice of intent not to renew. The employment agreements often permit either party to terminate with prior written notice to the other party, which is typically 90 days. The employment agreements also generally provide that during the term of employment and for a period of 24 months thereafter the dentist will not solicit or take away patients, customers or business of the affiliated dental practice or us, or solicit any person who is an employee or contractor of the affiliated dental practice or us to become an employee or contractor of any other person. The employment agreements in states other than California and Oklahoma also generally include covenants not to compete with the affiliated dental practice in a specified geographic area for a specified period of time. The affiliated dental practices are required under the management services agreement to use their best efforts to enforce these covenants.

We are not a party to any of these employment agreements, but are designated in each agreement as a third party beneficiary of the affiliated dental practice’s rights under the provisions of the contract addressing these non-solicitation and non-competition rights, among other things. Each agreement may generally be terminated by the dentist if the affiliated dental practice fails to cure a material breach of the agreement within a specified period of time and may generally be terminated by the affiliated dental practice upon the occurrence of enumerated circumstances that would render the dentist unfit or unable to legally practice dentistry.

Payor Agreements

We currently have more than 2,000 different payor agreements, the majority of which are PPO or fee-for-service arrangements. The terms of the payor agreements vary materially.

The approximate breakdown of accounts receivable by payor classification and age as of December 31, is set forth in the following table:

	% of Accounts Receivable
	Under 90 Days	91-180 Days	Over 181 Days
2005
Patient	15%	5%	5%
Third Party Payor	58%	8%	9%
	73%	13%	14%

2004
Patient	15%	6%	8%
Third Party Payor	52%	8%	11%
	67%	14%	19%

2003
Patient	18%	7%	9%
Third Party Payor	46%	9%	11%
	64%	16%	20%

We also participate in the Oregon Department of Health Services’ plan to provide dental benefits to low-income residents under its Oregon Health Plan on a per-member-per-month basis. Our agreements with the Oregon Medical Assistance Program, or OMAP, accounted for approximately 13%, 11% and 10% of net revenue for the years ending December 31, 2005, 2004 and 2003, respectively. None of our other payor agreements accounted for 10% or more of our net revenues during any of the past three years.

Through OMAP, our Oregon subsidiaries, Capitol Dental Care and Managed Dental Care of Oregon and their affiliated PCs provide dental care to low-income and other qualified Oregon residents. Capitol Dental Care and Managed Dental Care of Oregon are required to meet ongoing net worth requirements and to file financial statements and other reports with OMAP. These dental care organization contracts are annually renewable contracts, and OMAP may elect not renew a contract with one of our subsidiaries if, for example, OMAP became concerned about the financial stability of Capitol Dental Care or Managed Dental Care of Oregon. The prior written consent of OMAP is required in connection with any sale or transfer of our obligations under a dental care organization contract. Substantially all of the revenue of each of our Oregon subsidiaries is derived from services rendered pursuant to the OMAP agreement to which it is a party.

COMPETITION

The dental services industry is highly fragmented, consisting primarily of solo and smaller group practices. The business of providing general dental, orthodontic and other specialty dental services is highly competitive in the markets in which we operate. Each of our affiliated dental practices competes with individual practices in their local geography. We believe our affiliated dental practices compete favorably with other providers of dental and specialty services on the basis of factors such as:

•                  quality of care and reputation;

•                  marketing exposure;

•                  convenience and traffic flow of location;

•                  relationships with managed care entities;

•                  appearance and usefulness of facilities and equipment;

•                  price of services; and

•                  hours of operation.

We currently compete with other dental practice management companies in our existing markets, including BrightNow! Dental, Pacific Dental Management, American Dental Partners and Denkor Dental Management (Willamette Dental). There are also a number of dental practice management companies currently operating in other parts of the country that may enter our existing markets in the future. Many of these competitors and potential competitors have substantially greater financial resources, or otherwise enjoy competitive advantages, such as a greater ability to finance significant acquisitions, a lower relative cost of capital, less financial leverage and no recent involvement with bankruptcy proceeding.

In addition to competing against established practices for patients, our affiliated dental practices compete with established practices in the retention and recruitment of general dentists, specialists and hygienists. If the availability of dentists begins to decline in our existing or targeted markets, it may become increasingly difficult to attract and retain the dental professionals to staff the affiliated dental practices.

The vast majority of dentists in the United States continue to practice in one or two dentist offices. While we believe that our business model offers advantages for many dentists, it is not clear to what extent dentists will be attracted by the perceived benefits of affiliating with a dental practice management company. We believe our affiliated practices compete favorably for dental professionals who want to minimize their involvement with the business aspects of running a dental practice and for dental professionals who desire greater flexibility in their work schedules. Many dentists may be reluctant to relinquish any of their independence; others may be unwilling to depart from the long established modality of practicing in a one or two dentist office. Some dentists may believe that they have greater economic upside if they retain full ownership of their practice. We continue to work to increase awareness among dentists of the many benefits of affiliating with a group dental practice company.

Competitive Strengths

We believe we are well positioned to take advantage of the growth in our markets because of the combination of the following competitive strengths:

Established network of high quality affiliated dental practices.   We are a large practice management company. We strive to bring together multi-specialty dental services within a single affiliated practice to increase patient convenience and to capture operating efficiencies and economies of scale from the higher utilization of staff and facilities. We also work with our affiliated practices to incorporate quality assurance and quality control programs, including peer review and continuing education and technique enhancement into their practice.

Attractive alternative for independent dentists.   Our affiliation structure allows dentists to focus on practicing dentistry by reducing the burdens of non-clinical administrative and management responsibilities. We seek to improve our affiliated providers’ income, increase their patient volume, provide them access to live and on-line continuing education services and training programs and enable them to work more flexible hours. Additionally, our affiliated practices provide a number of significantly enhanced benefit opportunities compared to those available for independent dentists, including a deferred compensation program, and payment of malpractice coverage. They also provide a number of career path options for our affiliated providers to help them better achieve their career objectives.

Proprietary management information system.   We have a proprietary management information system that we believe provides a distinct competitive advantage by allowing us to effectively service a diverse network of affiliated practices on a centralized basis. Our proprietary management information system, Compass™, is designed to optimize staffing and patient scheduling, identify and reduce unfinished patient treatment, maximize billing and collection efforts and actively monitor the performance of managed care and other third party contracts.

Core revenue base of recurring cash flows.   The combination of patient scheduling and set procedure pricing improves the reliability of office revenue and profitability forecasts. The recurring nature of dental visits and the scheduling capabilities of our proprietary management information system allows each office to sustain a high value for each patient chair in the office. Starting in 2004, our business has generated significant free cash flow from operations that we have used to fund capital expenditures to execute our expansion plans. Our ability to generate free cash flows from operations—defined as cash flow from operations less maintenance capital expenditures—is due to the combination of our stable net revenues, strong margins, low maintenance capital expenditures (typically 1% of revenue annually) and low working capital requirements.

Experienced management.   Our senior management team has, on average, over 20 years of healthcare and dental industry experience. We believe our senior management’s experience in the practice management business equips them with the skill set required to successfully execute our long-term objectives and strategy.

Competitive Challenges

We also face several competitive challenges that could affect our future performance.

Competition for Dentists.   The vast majority of dentists in the United States continue to practice in one or two dentist offices. While we believe that our business model offers advantages for many dentists, it is not clear to what extent dentists will be attracted by the perceived benefits of affiliating with a dental practice management company. Many dentists may be reluctant to relinquish any of their independence; others may be unwilling to depart from the long established modality of practicing in a one or two dentist office. Some dentists may believe that they have greater economic upside if they retain full ownership of their practice. Our continuing challenge is to identify dentists who are willing to consider affiliation with a dental practice management company and to persuade them of the benefits of our business model.

Inability to make significant acquisitions.   We do not expect to have the financial resources to acquire other large dental practice management companies to grow our business footprint in the near future. One of our major competitors, BrightNow! Dental, became the largest dental practice management firm in the United States by acquiring two publicly traded dental practice management firms in 2003 and 2004. Our current growth strategy will be on a “pay as you go” basis and is effectively limited to enhancing our existing network by building new offices while looking for opportunistic acquisitions of individual dental practices.

High relative cost of capital.   The majority of our debt consists of Senior Secured Notes, which bear interest at a 10 3/4% interest rate. We believe this is a higher rate than some of our competitors in the dental practice management sector have incurred with their senior debt. Our weighted average cost of capital may therefore be higher than some of our principal competitors.

Financial leverage.   Our capital structure is highly leveraged, with long-term debt (including capital leases) equal to 2.9 times our shareholder equity as of December 31, 2005. Financial leverage is a benchmark used by lenders and other capital providers in evaluating whether they will make additional loans or capital available. Our higher leverage may effectively limit our ability to borrow funds to grow our business. Other dental practice management companies whose principal shareholders are financial investors (i.e., private equity firms or buyout funds) may have similar degrees of financial leverage, but we do not have specific knowledge of their leverage ratios. One publically traded dental practice management company, American Dental Partners had long-term debt amounting to less than one-third of their shareholder equity according to their most recent financial statements.

Post-Chapter 11 legacy.   Although we emerged with a stronger financial structure following our pre-arranged Chapter 11 bankruptcy in October 2003, some dentists, vendors, or real estate landlords may be hesitant to do business with us because of our recent involvement in bankruptcy proceedings. We believe the effect of this legacy is diminishing as more time elapses since we emerged from bankruptcy two and a half years ago.

GOVERNMENT REGULATION

General.   The practice of dentistry is regulated extensively at both the state and federal level. Regulatory oversight includes, but is not limited to, considerations of fee splitting, corporate practice of dentistry, anti-kickback and anti-referral legislation, privacy and security requirements, and state insurance regulation. In addition, federal and state laws regulate HMOs and other managed care organizations for which dentists may be providers. Dental practices must also meet federal, state and local regulatory standards in the areas of safety and health. We believe that we and our affiliated dental practices comply in all material respects with the laws and regulations to which we are subject.

A review of our business relationships by a court or other regulatory authorities could result in determinations that could prohibit or otherwise adversely affect our operations. The regulatory environment could change, requiring us to reorganize, change our methods of reporting revenue and other financial results, or restrict existing or future operations. For example, our dental practice affiliates must comply with federal Occupation Safety and Health Administration’s Bloodborne Pathogens Standard, which requires them to institute training programs and procedures designed to eliminate or minimize occupational exposure to Hepatitis B Virus (HBV), Human Immunodeficiency Virus (HIV) and other bloodborne pathogens. Our ability to operate profitably will depend in part upon the ability of our affiliated dental practices and us to continually obtain and maintain all necessary licenses, certifications and other approvals and to operate in compliance with applicable healthcare regulations.

Corporate practice of dentistry; fee splitting.   The laws of many states prohibit, by statute or under common law, dentists from splitting fees with non-dentists and prohibit non-dental entities from engaging in the practice of dentistry or employing dentists to practice dentistry. The specific restrictions against the corporate practice of dentistry vary from state to state. The restrictions are generally designed to prohibit a non-dental entity from:

•                  controlling the professional practice of a dentist;

•                  employing dentists to practice dentistry (and, in certain states, employing dental hygienists or dental assistants); and

•                  controlling the content of a dentist’s advertising or sharing professional fees.

A number of states limit the ability of a person other than a licensed dentist to own equipment or offices used in a dental practice. Some of these states allow leasing of equipment and office space to a dental practice under a bona fide lease. The laws of many states also prohibit dental practitioners from paying any portion of fees received for dental services in consideration for the referral of a patient. In addition, many states impose limits on the tasks that may be delegated by dentists to dental hygienists and dental assistants.

We provide management and administration services to dental practices and believe that the fees we charge for those services are consistent with the laws and regulations of the jurisdictions in which we operate. We do not control the clinical aspects of the practice of dentistry or employ dentists to practice dentistry, except as permitted by law. Moreover, we do not employ dental hygienists. We believe that our operations comply in all material respects with the above-described laws.

The laws regarding fee splitting and the corporate practice of dentistry and their interpretation vary from state to state and are enforced by regulatory authorities with broad discretion. There can be no assurance that the legality of our business or our relationships with dentists or affiliated dental practices will not be successfully challenged or that the enforceability of the provisions of any management services agreement will not be limited. The laws and regulations of certain states in which we may seek to expand may require us to change the form of our relationships with affiliated dental practices. Such a change may restrict our operations or the way in which providers may be paid or may prevent us from acquiring the non-dental assets of dental practices or managing dental practices in those states. Similarly, the laws and regulations of the states in which we presently maintain operations could change or be interpreted in the future either to restrict or adversely affect our existing or future relationships with our affiliated dental practices. Any change in our relationships with our affiliated dental practices resulting from the interpretation of corporate practice of dentistry and fee-splitting statutes and regulations could have a material adverse effect on our business and results of operations. See also “Risk Factors—Risks Related to Our Business—Our management arrangement with affiliated dental practices could be challenged by a state or dentist under laws regulating the practice of dentistry.”

Anti-kickback and anti-referral legislation.   Federal and many state laws prohibit the offer, payment, solicitation or receipt of any form of remuneration in return for, or in order to induce the referral of a person for services reimbursable under Medicare, Medicaid or other federal and state healthcare programs. Further restrictions include the reimbursement by those regulatory agencies for the furnishing or arranging for the furnishing of items or services, the purchase, lease, order, arranging or recommending purchasing, leasing or ordering of any item. These provisions apply to dental services covered under the Medicaid program in which we participate. The federal government has increased scrutiny of joint ventures and other transactions among healthcare providers in an effort to reduce potential fraud and abuse related to Medicare and Medicaid costs. Many states have similar anti-kickback laws, and in many cases these laws apply to all types of patients, not just Medicare and Medicaid beneficiaries.

The applicability of many of these federal and state laws to transactions in the healthcare industry such as those to which we are or may become a party has not been fully interpreted by judicial or regulatory authorities. Judicial or regulatory authorities could find these provisions applicable to our operations, which could have a material adverse effect on our business. Under current federal law, a physician or dentist or member of his or her immediate family is prohibited from referring Medicare or Medicaid patients to any entity providing “designated health services” in which the physician or dentist has an ownership or investment interest, unless an applicable exception is available. A number of states also have laws that prohibit referrals for certain services such as x-rays by dentists if the dentist has certain enumerated financial relationships with the entity receiving the referral, unless an exception applies. Any future expansion of these prohibitions to other health services could restrict our ability to integrate dental practices and carry out the development of our network of affiliated dental practices.

Noncompliance with, or violation of, either the anti-kickback provisions or restrictions on referrals can result in exclusion from the Medicare and Medicaid programs as well as civil and criminal penalties. Similar penalties apply for violations of state law. While we make every effort to comply with the anti-kickback and anti-referral laws, a determination of violation of these laws by us or our affiliated dental practices could have a material adverse effect on our business, financial condition and results of operations.

Health Insurance Portability and Accountability Act of 1996.   To improve the efficiency and effectiveness of the healthcare system, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, included “administrative simplification” provisions that required the Department of Health and Human Services, or HHS, to adopt national standards for electronic healthcare transactions. At the same time, Congress recognized that advances in electronic technology could erode the privacy of health information. Consequently, Congress incorporated into HIPAA provisions that mandated the adoption of federal privacy protections for individually identifiable health information.

In response to the HIPAA mandate, HHS adopted regulations known as the “privacy rule.” The privacy rule set national standards for the protection of health information, as applied to the three types of covered entities: health plans, healthcare clearinghouses and healthcare providers who conduct certain healthcare transactions electronically. Covered entities were required to implement standards to protect and guard against the misuse of individually identifiable health information. The privacy rule established a foundation of federal protections for the privacy of protected health information. The privacy rule did not replace federal, state, or other laws that grant individuals even greater privacy protections, and covered entities are free to retain or adopt more protective policies or practices. We believe that we and our affiliated dental practices are in material compliance with applicable provisions of HIPAA, including the privacy rule, and the regulations promulgated under HIPAA. Changes in the requirements of HIPAA or its related regulations that are applicable to us, or adverse legal or regulatory interpretations of existing HIPAA requirements or related regulations, could have a material adverse effect on our operations and the operations of our affiliated dental practices.

State insurance laws and regulations.   There are certain insurance and regulatory risks associated with our role in negotiating and administering managed care and capitation contracts. Under managed care and capitation contracts, dental care providers are paid a pre-determined amount per patient per month from the payor in exchange for providing all necessary dental care services to patients covered under the contracts, in contrast with fee-for-service contracts where they are paid fees based directly on the services they provide. The application of state insurance laws and regulations to reimbursement arrangements other than various types of fee-for-service contracts is an unsettled area of law and is subject to interpretation by regulators with broad discretion. As our affiliated dental practices or we contract with third-party payors, including self-insured plans and managed care arrangements, our affiliated dental practices or we may become subject to state insurance laws. Revenue could be adversely affected in the event our affiliated dental practices or we are determined to be subject to licensure as an insurance company or required to change the form of their relationships with third-party payors and become subject to regulatory enforcement actions.

Healthcare reform proposals.   The United States Congress and state legislatures have considered various types of healthcare reform, including comprehensive revisions to the current healthcare system. It is uncertain what legislative proposals will be adopted in the future, if any, or what actions federal or state legislatures or third-party payors may take in anticipation of or in response to any healthcare reform proposals or legislation. Healthcare reform legislation adopted by Congress or the legislatures of states in which we do business, as well as changes in federal and state regulations could have a significant effect on the healthcare industry and, thus, potentially materially adversely affect our operations and those of our network of affiliated dental practices.

Legal and regulatory compliance.   We are subject to various laws and regulations related to our business. For example, Dedicated Dental Systems, Inc., our subsidiary that works with affiliated dental practices in the Bakersfield area, is licensed under the California Knox-Keene Health Care Service Plan Act of 1975, as amended, or the Knox-Keene Act. Under the Knox-Keene Act and the regulations promulgated thereunder, entities which are licensed as healthcare service plans in California are required, among other things, to file periodic financial data and other information with the California Department of Managed Health Care, maintain a specified and substantial level of net equity on their balance sheets (which could effectively restrict their ability to declare dividends or make other payments to parent entities) and maintain adequate levels of medical, financial and operating personnel dedicated to fulfilling their legal and regulatory obligations. The California Department of Managed Health Care is empowered by law to take enforcement action against licensees that fail to fulfill their obligations under the Knox-Keene Act. Any material non-compliance with the Knox-Keene Act and the regulations promulgated thereunder by Dedicated Dental Systems, Inc. could have a material adverse effect on our business, financial condition and results of operation. We are subject to laws and regulations comparable to the Knox-Keene Act in the other states in which we operate.

We structure all of our agreements, operations and marketing in accordance with then-applicable laws and regulations. We may be required, however, to modify our agreements, operations and marketing from time to time in response to changes in applicable laws and regulations. There can be no assurance that our arrangements are, or always will be, in full technical compliance with all applicable laws and regulations. Failure to comply with all applicable laws and regulations could have a material adverse effect on our operations or profitability.

California Attorney Inquiries

In early 2005, we discovered billing errors at one of our affiliated practices in California for services provided to patients under the Medi-Cal program. We launched an internal investigation to determine the scope of these irregularities and communicated our findings in a letter to Medi-Cal in September 2005. Furthermore, in September 2005, prior to the investigation by the California Attorney General, we offered to refund to Medi-Cal any such billings found to be inaccurate.

It is our understanding that shortly after receiving our letter, the California Attorney General’s office initiated criminal and administrative investigations to determine if one of our affiliated dental practices improperly billed Medi-Cal for Orthodontia services. Other administrative and treatment related issues are also being considered in the Attorney General’s investigation.

We are cooperating fully with the California Attorney General and based on our internal investigation to date, we believe the extent of the improper billings is approximately $110,000 which we have provided for in our financial statements as of December 31, 2005. Additional issues may be raised in the course of the investigation that may result in additional monetary or non-monetary penalties. To our knowledge, no proceedings have been initiated against us or any related party. We cannot predict whether legal proceedings will be initiated against us relating to this investigation or, if proceedings are initiated, the outcome of any such proceedings. In addition, criminal proceedings could be initiated against us, our employees or former employees in connection with this inquiry.

OUR HISTORY

ISC was founded in Vancouver, Washington in December 1992 as MH Systems, Inc. to provide dental practice management support services to two professional corporations and to facilitate the development and expansion of the Gentle Dental® network. ISC’s name was most recently changed from Gental Dental Service Corporation to ISC in December 2002.

In 1996, we completed our initial public offering of common stock. Between 1996 and 2000, prior management pursued a growth-by-acquisition strategy and completed 45 dental group acquisitions in 15 markets to become the nation’s largest dental practice management company. In 1999, InterDent, Inc. was formed to effect the business combination of Gentle Dental Service Corporation and Dental Care Alliance. Prior to the combination, Gentle Dental Service Corporation and Dental Care Alliance were both publicly-traded providers of dental practice management services. Beginning in 2001, the high levels of debt which resulted from the combination and integration issues stemming from prior management’s growth-by-acquisition strategy resulted in the company becoming over-leveraged and created the need for an operational restructuring. In 2001, we entered into a definitive agreement to sell the stock of Dental Care Alliance and certain other assets in Maryland, Virginia and Indiana.

In late 2001, a new senior management team was brought in to restructure our operations and de-lever the company’s over-leveraged balance sheet. We ultimately chose to file a “pre-arranged” Chapter 11 plan of reorganization in May 2003, which our senior creditors unanimously agreed upon and which did not impair our senior creditors, vendors or employees. In October 2003, our plan of reorganization became effective, our debt and equity was restructured, and we emerged from bankruptcy protection. The bankruptcy court retained jurisdiction solely to resolve any disputed unsecured claims. As stipulated in the plan of reorganization, we established a $0.9 million fund to satisfy allowed general unsecured claims. In January 2005, we completed resolution of all unsecured claims and received a final decree and order officially closing the bankruptcy case.

Contemporaneously with the efforts to reduce our over-leveraged balance sheet, the new senior management team identified and initiated profitability enhancement programs to turn around, dispose of or consolidate under-performing offices (including the divestiture or closure of over 20 unprofitable offices), reduce overhead, improve general practitioner productivity and retention, renegotiate managed care agreements to increase fees and capitation payments, and significantly improve the operational integration of our affiliated dental practices.

Our 2003 Reorganization

On May 9, 2003, we and our parent company, InterDent, Inc., filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. Our decision to file was based on a combination of factors, including weakness in our industry and the economy generally, but was primarily based on a decline in our liquidity that we believe was caused by our over-leveraged capital structure related to a growth-by-acquisition strategy pursued by our prior management team. We operated as a debtor in possession from the filing date through the effective date of our joint plan of reorganization. The plan was confirmed by the bankruptcy court on September 3, 2003 and the court’s confirmation order became effective on October 9, 2003. The plan provided for various matters relating to our operations, including our assumption of all contracts and leases that had not been previously rejected, changes in our management and board of directors, and the release of certain claims against our bank lenders.

Pursuant to the terms of the plan of reorganization, effective October 2003 our capital structure changed significantly:

•                  $37.7 million of loans under our pre-petition senior secured debt was converted into outstanding principal of an amended and restated credit agreement;

•                  $47.1 million of senior secured debt was converted into our preferred stock;

•                  $44.2 million of senior subordinated debt was converted into our common stock;

•                  $43.5 million due under our unsecured convertible subordinated notes and certain unsecured notes and other general unsecured obligations were extinguished;

•                  all of our outstanding shares and interests in our pre-petition preferred stock and pre-petition common stock were cancelled; and

•                  warrants were issued to purchase up to 126,210 shares, or approximately 10%, of the authorized common stock of the reorganized company to former holders of unsecured debt claims.

We realized substantial cancellation of debt, or COD, income as a result of the implementation of the plan. Because we were a debtor in a bankruptcy case at the time we realized the COD income, we are not required to include this COD income in our taxable income for federal tax purposes. Instead, we are required to reduce certain of our tax attributes by the amount of COD income so excluded. An “ownership change” for purposes of Section 382 of the Internal Revenue Code occurred with respect to our stock in connection with our reorganization. Section 382 may limit our future ability to use any remaining net operating losses, or NOLs, generated before the ownership change and certain subsequently recognized “built-in” losses and deductions, if any, existing as of the date of the ownership change. The amount of the annual limitation was further reduced as a result of the December 2004 transactions described in this prospectus.

The Merger

On December 15, 2004, DDJ Capital Management, LLC, or DDJ, acting on behalf of private equity funds that it manages, sold all of the InterDent, Inc. securities owned by such funds to IDI Acquisition Corp., or IDI, for $47.5 million. DDJ and IDI are unrelated entities. The purchase price for the securities sold by DDJ to IDI was determined based on arms-length negotiations, and reflected an enterprise valuation of approximately $115 to $120 million. The private equity funds that DDJ manages acquired their interests in us through a series of purchases of an aggregate of approximately $38.7 million in principal of our senior secured debt beginning in December 2001. Pursuant to the Chapter 11 plan of reorganization, DDJ, acting on behalf of the funds, converted the $38.7 million in principal of senior secured debt, together with interest and fees due thereon, into an equity interest in us.

IDI was a wholly owned subsidiary of Levine Leichtman Capital Partners II, L.P., or LLCP II, and was formed in October 2004 solely to facilitate the offering of the original notes and the purchase of all of the securities of InterDent, Inc. owned by DDJ. LLCP II and its affiliates received their equity interest in us by converting senior secured debt in an aggregate principal amount of approximately $8.3 million into Class B Preferred Stock and senior subordinated debt in an aggregate principal amount of approximately $43.5 million into Class C Common Stock and a warrant to purchase Class C Common Stock. LLCP II’s investment in senior subordinated debt was made in June 2000, and an affiliate of LLCP II acquired the senior secured debt in March 2002.

The funds necessary for the purchase by IDI of the InterDent, Inc. securities owned by DDJ were provided through $80.0 million of 10-3/4% Senior Secured Notes due 2011 issued by IDI on December 15, 2004 under rule 144A. As a result of this and other related transactions, LLCP II became the new majority shareholder of InterDent, Inc. In connection with the sale of the stock by DDJ, the following occurred on December 15, 2004:

•                  InterDent, Inc. cancelled all but 1,000 shares of the Class A Preferred Stock acquired by IDI. The remaining 1,000 shares of Class A Preferred Stock outstanding were transferred through the ownership tiers ultimately to LLCP II.

•                  As contemplated by the terms of the indenture, IDI merged with and into ISC, a wholly owned subsidiary of InterDent, Inc., with ISC being the surviving corporation following the merger. ISC assumed all of IDI’s obligations under the notes.

•                  Our credit facility was amended to eliminate the term note and reset the revolver commitment to $10.0 million.

•                  InterDent, Inc. issued 5,000 shares of Class C Common Stock and a warrant to purchase 95,000 shares of the Class C Common Stock to LLCP II in connection with the merger between IDI and ISC. The warrant and shares were issued solely to affect the fully diluted ownership of the new majority shareholder and not for any services provided or other value created.

InterDent, Inc.’s amended and restated certificate of incorporation and shareholders agreement to which all holders of its capital stock (including securities convertible into or exchangeable for capital stock) are bound contain “bring along” provisions which provide that if the holders of all outstanding shares of InterDent, Inc.’s Class A Common Stock and Class A Preferred Stock elect to sell all of those shares to an unrelated third party on an arms-length basis then some or all other holders of InterDent, Inc.’s capital stock (including securities convertible into or exchangeable for capital stock) may be required by such seller of Class A Common Stock and Class A Preferred Stock to sell all of their securities to such buyer at the same price and on the same terms and conditions on which such seller has sold. DDJ held all of the Class A Preferred Stock and no Class A Common Stock was outstanding. DDJ asserted the “bring along” provisions to require all other holders of InterDent, Inc.’s outstanding securities (other than securities held by InterDent, Inc.’s management and by LLCP II or its affiliates) to sell their securities, which consisted of warrants, to IDI.

A former holder of Class E Warrants and Class F Warrants has informed us that it disagrees with the application of the “bring along” provisions in connection with the transactions effected by the stock purchase agreement. If the former warrant holders were to successfully assert that the “bring along” provisions were not applicable to the transactions effected by the stock purchase agreement, then each affected former warrant holder would likely be entitled to retain its warrants. All of the warrants would expire in any event on October 9, 2008. Our obligation under the notes, and InterDent, Inc.’s guarantee of our obligation, would not be affected if these former securityholders retained their interests in InterDent, Inc., but InterDent, Inc. could be subject to claims by LLCP II, DDJ and their respective affiliates in connection with any costs and expenses relating to disputes regarding the “bring along” provisions as a result of its indemnification obligations under the stock purchase agreement. Those obligations require InterDent, Inc. to indemnify LLCP II, DDJ and their respective affiliates from damages they may incur from claims by third party security holders as a result of the exercise of the “bring along” provisions pursuant to the stock purchase agreement. InterDent, Inc. believes the former holder’s position is without legal merit and it intends to protect its interests in this matter through appropriate legal steps.

On October 14, 2005 InterDent Service Corporation announced an offer to exchange up to $80 million in aggregate principal amount of its 10-3/4% Senior Secured Notes due 2011, which were registered under the Securities Act of 1933 as amended, for its outstanding unregistered 10-3/4% Senior Secured Notes due 2011. On November 15, 2005 the exchange offer was completed and all outstanding unregistered notes were tendered in exchange for registered notes.

INSURANCE

Coverage and Limits

All of our policies are purchased from major independent insurance companies with a minimum A.M. Best rating of A/XV. We purchase the following ‘on occurrence’ policies (policy limits in parenthesis):

•                  General Liability ($1 million);

•                  Auto Liability and Physical Damage ($1 million);

•                  Employers Liability ($1 million);

•                  Property; and

•                  Workers Compensation.

Our property policy provides coverage for $30 million per occurrence with a $5 million sub limit for flood and earthquake, per occurrence and our workers compensation policy provides benefits based on state statute. We also purchase an Umbrella/Excess policy that provides for a $25 million additional excess limit per occurrence and in the aggregate for our General Liability, Auto Liability and Physical Damage and Employers Liability policies.

We purchase the following ‘claims made’ policies (policy limits in parenthesis):

•                  Directors and Officers ($10 million);

•                  Employments Practices Liability ($5 million);

•                  Fiduciary ($3 million);

•                  Crime ($1 million);

•                  Professional Liability ($1 million); and

•                  Managed Care Errors and Omissions ($2 million).

Our claims-made policies have retentions that range from $5,000 per occurrence for our Fiduciary policy to $250,000 per occurrence for our Professional Liability policy. Our limits are selected based on generally accepted risk management principals.

Large Deductible Programs

Under our large deductible worker’s compensation program, the deductible is $350,000 per claim with a $2.7 million aggregate. Reserves for losses and related expenses are estimated from prior loss history and prior exposure using industry commonly accepted loss development factors for prior years. A letter of credit was provided to our insurer as security that can be drawn upon under certain circumstances. We use a third party administrator to investigate, monitor, and settle all claims on our behalf. The policy includes a $1 million Worker’s Compensation policy limit and a $1 million Employers Liability limit.

As of November 1, 2005, we entered into a large deductible Professional Liability program. The deductible is $250,000 per claim with a $1 million per occurrence limit and a $15 million aggregate. Reserves for losses and related expenses are estimated from prior loss history and prior exposure using industry commonly accepted loss development factors for prior years. As of January 1, 2006, we arrange for and pay the cost of the Professional Liability insurance for our affiliated practices and the dentists employed by them. The $15 million aggregate limit is a shared limit on the Professional Liability.

SERVICE MARKS

We hold several registered service marks, including Gentle Dental®, “Mountain View Dental” and “Dedicated Dental Systems.” Certain of our affiliated dental practices in Oregon, Washington, California, Hawaii, Arizona, Nevada, Oklahoma and Kansas are operated and marketed under the Gentle Dental® brand. The aforementioned service marks are owned by us and have been registered at both the federal and state level. On April 19, 1989, our predecessor acquired title to the federal registration of this service mark as originally issued on October 26, 1982.

We recognize that there are numerous other practices across the country using the name “Gentle Dental.” We completed our re-branding efforts during 2005—100 offices now use the Gentle Dental mark. Further we are now investing in marketing to promote the brand. We believe that the Gentle Dental brand is valuable and we are vigorously defending the service mark. We have initiated a national campaign notifying all users of the Gentle Dental name of our registration of and priority for the mark. For those users in our existing markets we have further obtained cease and desist notices. Any entity that commenced use of our mark before October 26, 1982 may have rights to the mark in its geographic market superior to our rights. Given the costs and inherent uncertainties of service mark litigation, there can be no assurance that we can successfully enforce our service mark rights in any particular market.

EMPLOYEES

As of December 31, 2005, we employed approximately 1,800 full and part-time persons, consisting of 700 dental assistants, 1,000 dental office and regional staff, and 100 executive and administrative staff, including 45 dental assistants and clerical personnel subject to collective bargaining agreements.

AVAILABLE INFORMATION

Our proxy statements and reports may be obtained directly from the SEC’s Internet website at www.sec.gov or from the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling 1-800-SEC-0330.

Item 1A.                                                  Risk Factors.

RISKS RELATED TO OUR BUSINESS

Our ability to manage our business is limited by our lack of control over the dental professionals who generate our revenues.

We provide a number of services designed to enhance the productivity of affiliated dental practices. Our revenues depend upon the success of those dental practices. The success of any dental practice will, to a large extent, depend upon the efforts of the dentists and their professional skills and reputation. We do not employ the dentists nor do we control their clinical practices. While we seek to affiliate with dedicated, well-qualified dentists, we cannot control their delivery of patient care. Our lack of control over all clinical aspects of the delivery of dental services by our affiliated dental practices makes it more difficult for us to improve our performance. As a result, a key determinant of our success is beyond our control to effectively manage.

Our revenue may be adversely affected by third party payor cost containment efforts and capitation arrangements.

A portion of the payments for dental care that is received by our affiliated dental practices is paid or reimbursed under insurance programs, or by third party payors. We are responsible for negotiating the terms of these third party payor arrangements. Third party payors are continually negotiating the fees charged for dental care, with a goal of containing reimbursement and utilization rates. In recent years, we have been able to increase some reimbursement rates. However, we believe that pressure by third party payors to reduce fees and reimbursement rates will continue and will increasingly affect the provision of dental services. This may result in a reduction in per-patient and per-procedure revenue from current levels. Loss of revenue by our affiliated dental practices caused by third party payor cost containment efforts could have a material adverse effect on our business, financial condition and results of operations. See "Managements Discussion and Analysis of Financial Conditions and Results of Operations—Comparison of Reorganized Company Fiscal Year Ended December 31, 2005 Compared to Fiscal Year Ended December 31, 2004—Components of Revenue" for a table showing the approximate contribution to our consolidated net revenue between all capitated managed care and fee-for-service and other third party payors. We do not track our revenues from non capitated managed care payors between insurance arrangements, other third party payors or individuals.

Additionally, some third-party payor contracts are capitated arrangements. Approximately 23%, 21% and 20% of our revenues were derived from capitated arrangements for the years ended December 31, 2005, 2004 and 2003, respectively. Under those contracts, the affiliated dental practice receives a capitated payment, calculated on a monthly per-member basis, to provide care to the covered enrollees and generally receives a co-payment from the patient at the time care is provided. These payment methods shift a portion of the risk of providing care from the third party payors to the affiliated dental practices. To the extent that patients covered by these contracts require more frequent or extensive care than is anticipated, there may be a shortfall between the capitated payments received by the affiliated dental practices and the costs to provide the contracted services. These shortfalls may result in our affiliated dental practices being unable to reimburse us for expenses and contribute to our service fees.

The terms of our service agreements with affiliated dental practices may result in losses which cannot be recovered, thereby reducing our cash flow from operations and the funds we have available to meet our obligations.

Substantially all of our operating revenue is derived from our service agreements with affiliated dental practices. Under these agreements, we assume responsibility for operating expenses of the dental practice, such as salaries and benefits for non-dentist personnel, dental supplies, lab fees, office occupancy costs and marketing expenses. The dental practice is contractually obligated to reimburse us for such expenses and pay us a fee equal to a percentage of their revenue plus a bonus. However, a newly opened dental practice or an under-performing practice may not generate sufficient revenues to fully reimburse us for expenses advanced on behalf of the practice and may not have net revenues to contribute to our service fees. Therefore, we may incur expenses that will not be reimbursed equivalent to the amount of losses incurred by these practices.

During 2005, we had approximately 10 offices that operated at an aggregate loss which resulted in unreimbursed expenses of approximately $0.7 million, excluding depreciation. This number includes the anticipated losses that were incurred for new offices that were opened during the year and may increase in future periods as our growth strategy emphasizes opening new offices.

The losses we incur as a result of an affiliated practice’s failure to pay our service fees and fully reimburse expenses advanced on its behalf may never be recovered. We have no effective recourse to obtain reimbursement for these losses. We also do not have any guaranties from our affiliated dental practices or affiliated dentists to cover such losses. To the extent that we are unable to collect the amounts due us under our service agreements, our revenues and cash flow may suffer, thereby reducing the funds we have available to pay interest and principal on the notes.

Our operating results may be adversely affected by professional liability or other claims against us or our affiliated dental practices.

Our affiliated dental practices could be exposed to the risk of professional liability and other claims. These claims, if successful, could result in substantial damages that could exceed the limits of any applicable insurance coverage. Our standard professional liability insurance coverage is $1 million per occurrence and $15 million in annual aggregate. Per the terms of the management agreement, we arrange for and pay the cost of the professional liability insurance for our affiliated practices. We also arrange for and pay the cost of the professional liability insurance for the dentists employed by our affiliated dental practices. It is possible that professional liability claims could be asserted against us as well as the affiliated dental practices. If such a claim is brought against an affiliated dental practice or dentist, the professional liability insurance premiums of that affiliated dental practice could materially increase. Also, fees payable to us from an affiliated dental practice could be adversely affected if damages payable by that practice exceed insurance coverage limits. While we attempt to cover both the affiliated practices as well as ourselves from all types of risks and liabilities, we may still be subject to claims that either exceed our coverage limitations or are not covered at all by insurance. In the future, insurance coverage may not be available upon terms satisfactory to us or the coverage may not be adequate to cover losses. In addition, we may be subject to other claims such as claims in which it is alleged that we have been negligent in performing our duties under management services agreements. A successful professional liability claim or any other claim against us or an affiliated dental practice could have a material adverse effect on our available cash.

Our growth strategy may reduce the cash we have available for operations.

Our growth strategy includes expansion through opening new affiliated dental offices as well as the expansion of existing affiliated dental practices. We opened seven new affiliated offices in 2005 in Washington, Oregon and Arizona under our new office growth and one additional office opened in the first quarter of 2006. While the cost per new office will vary based on size and region, we estimate that the average office buildout will cost between $0.4 million and $0.6 million. The strategy is to fund these offices with cash flow from operations. Typically each buildout takes between 6 to 9 months. While we will seek to support theses new offices with staffing from existing offices, we still expect to incur losses of approximately $0.1 million during the first year of operations. We believe that the addition of these new offices will provide synergies such as giving us greater purchasing power as well as allowing us to spread fixed overhead across a larger revenue base. The emphasis on growing through opening new offices, however, is a new strategy; previously, our growth strategy emphasized the acquisition of existing practices. We do not have sufficient experience with our new growth strategy to evaluate its effectiveness.

Opening new affiliated dental offices involves numerous risks, including potentially higher than expected buildout and construction costs, delays in completing the buildouts related to office site selection, permitting and construction difficulties, and the failure to recruit affiliated providers and other key personnel on a timely basis to staff these new offices. Identifying locations in suitable geographic markets and negotiating leases can be a lengthy and costly process. Furthermore, we will need to provide each new office with appropriate non-clinical staff, equipment, furnishings, materials and supplies. Additionally, new offices must be staffed with one or more dentists. Because a new office may be staffed with a dentist with no established patient base, significant advertising and marketing expenditures may be required to attract patients. Revenue for new offices may be less than expected or take longer than expected to reach acceptable levels, and operating costs may be higher than expected, resulting in our inability to operate these new offices profitably within expected timeframes.

The expenses involved in opening new offices and in supporting such offices until they become profitable will consume a significant portion of our cash flow. We believe that most new offices should become profitable within 9 to 15 months of opening. However, as this is a new competency we lack the experience to validate this.

We are highly leveraged, which may impair our ability to obtain additional financing to pursue growth opportunities.

We are highly leveraged (2.8 times our shareholder equity as of December 31, 2005) which may constrain our ability to obtain additional financing to pursue growth opportunities. Prospective lenders and other providers of capital will consider the extent of our leverage in determining whether to make any funds available to us. Our current leverage ratios effectively limit our ability to obtain additional funding from third parties. We are therefore unlikely to be able to pursue in the near future business opportunities that we cannot finance out of our cash flow. Our current financial leverage effectively precludes us from pursuing significant acquisition opportunities or other opportunities that require a substantial cash payment. Our near term growth may suffer as a result, particularly in comparison with certain competitors who are better positioned to obtain additional financing.

The geographic concentration of our operations increases the risk that our operating results will suffer from adverse developments in our principal markets.

We manage 127 affiliated dental practices, and own and operate one dental laboratory. The following table illustrates the number of dental offices we have in each state on December 31, 2005.

Dental
State	Offices
California	56
Oregon	27
Washington	13
Nevada	10
Arizona	9
Hawaii	6
Oklahoma	5
Kansas	1
127

The current geographic concentration of our operations in the western United States, and especially in California, increases the risk to us of adverse economic or regulatory developments within these markets.

In addition, our growth strategy includes focusing our growth within our existing markets. Our current concentration in these markets, as well as our strategy of focused expansion within our existing markets, increases the risk to us that adverse economic or regulatory developments in one or more of these markets may have a material adverse effect on our business, financial condition and operating results.

We compete for patients and resources in a highly competitive environment that may have an adverse effect on our operations and growth plans.

The business of providing dental services is highly competitive in each of the markets in which our affiliated dental practices operate. The primary bases of such competition are quality of care and reputation, marketing exposure, convenience and traffic flow of location, relationships with managed care entities, appearance and usefulness of facilities and equipment, price of services and hours of operation. Our affiliated dental practices compete with other dentists who maintain single or satellite offices, as well as with dentists who maintain group practices, operate in multiple offices or are members of competing practice management networks. Many of those dentists have established practices and reputations in their markets. In addition to competing against established practices for patients, the affiliated dental practices compete with established practices in the retention and recruitment of general dentists, specialists and hygienists.

Practice management companies comprise a very small percentage of the market, and we believe no single competitor has more than 1% market share. We are aware of several practice management companies that are currently operating in our existing markets, including BrightNow! Dental, Pacific Dental Management, American Dental Partners and Denkor Dental Management (Willamette Dental). There are also a number of practice management companies currently operating in other parts of the country that may enter our existing markets in the future. Many of these competitors and potential competitors have substantially greater financial resources, or otherwise enjoy competitive advantages, such as a greater ability to finance significant acquisitions, a lower relative cost of capital, less financial leverage and no recent involvement with bankruptcy proceedings. This may make it difficult for us to compete against them. See “Business—Competitive Challenges.”

Our management arrangement with affiliated dental practices could be challenged by a state or dentist under laws regulating the practice of dentistry.

The laws of each state in which we operate contain restrictions on the practice of dentistry and control over the provision of dental services. In some states in which we operate, including California, Oregon, Washington, Arizona, Hawaii and Oklahoma, the statutes regarding the practice of dentistry include broad and vaguely stated restrictions on owning, managing, maintaining and/or operating an office where dental services are performed.

The contractual arrangements of an orthodontic practice management service, Orthalliance, have been successfully challenged in Texas and Washington as violating the state laws prohibiting the corporate practice of dentistry. In the Washington case, the court found the fact that Orthalliance was a third party beneficiary of the employment agreements between the dental practice affiliate and the dentists put Orthalliance in the position of a virtual employer of the orthodontists. The contractual relationship between the affiliated practice and Orthalliance also provided a minimum management fee that was personally guaranteed by the service provider. The totality of the contractual relationships was held to violate

Washington’s laws against the corporate practice of dentistry and such contracts were voided as illegal and against public policy. The Orthalliance case in Washington is on appeal to the Ninth Circuit and was selected for inclusion in the mediation program in October 2004. OCA, Inc. recently announced an agreement in principle to settle lawsuits and disputes pending between its subsidiary OrthAlliance and 60 affiliated practitioners, who represent 54 affiliated practices.

Cases involving illegal practice are highly fact specific, and our management services agreements with affiliated dental practices are significantly different from the Orthalliance arrangements. For example, the dentists in our affiliate practices do not, directly or indirectly, guaranty payment of our fees. Our relationships with affiliated dental practices have not been challenged by regulators in any state. Generally disputes regarding illegal practice are brought in the context of a broader litigation by disgruntled service providers. In litigation brought by dentists in Idaho against us seeking to terminate their arrangement with us, illegal practice of dentistry in that state was one of the claims asserted by such group. This claim was reviewed by the Idaho Board of Dentistry, found to be without merit and dismissed. We no longer have any affiliated dental practices in Idaho.

Our management agreements with each affiliated dental practice provide that the affiliated dental practice, and not us, retains responsibility for all activities that are within the scope of a dentist’s license and cannot be performed by a person who is not licensed to practice dentistry in that state. We do not have an ownership interest in any entity that provides dental services. The affiliated dental practices each retain full authority and control with respect to all dental, professional and ethical determinations over the practice.

We do not, and do not intend to, control the practice of dentistry by our affiliated dental practices or their compliance with the regulatory requirements directly applicable to dentists or the practice of dentistry. However, any challenge to our contractual relationships with our affiliated dental practices by dentists or regulatory authorities could result in a finding that could have a material adverse effect on our operations, such as voiding one or more long-term management agreements. Moreover, the laws and regulatory environment may change to restrict or limit the enforceability of our management service agreements. We could be prevented from affiliating with dental practices or providing comprehensive business services to dental practices in one or more states.

We are subject to health care and insurance regulations. Keeping abreast of and in compliance with these laws is costly; failure to comply could result in fines, penalties or exclusion from the Medicare or Medicaid Programs.

Our dental practice affiliates are subject to the Health Insurance Portability and Accountability Act of 1996, or HIPAA. HIPAA regulations include various requirements on privacy and security of patient records. Federal and state regulations, such as Medicare and Medicaid, also contain anti-kickback provisions and restrictions on referrals. Our dental practice affiliates also must comply with federal Occupation Safety and Health Administration Bloodborne Pathogens Standard, which requires them to institute training programs and procedures design to eliminate or minimize occupational exposure to Hepatitis B Virus (HBV), Human Immunodeficiency Virus (HIV) and other bloodborne pathogens. Our subsidiary, Dedicated Dental, is also subject to the Knox-Keene Healthcare Service Plan Act of the State of California in connection with its managed dental care plan, which requires our subsidiary, among other things, to file periodic financial data and other information with the DMHC, maintain substantial net equity on its balance sheet and maintain adequate medical, financial and operating personnel. These regulations require consistent monitoring to maintain compliance. Failure to comply with these regulations could result in penalties and fines being imposed. See also “Business— Government Regulation.”

Entities affiliated with LLCP hold substantially all of the outstanding voting power of the capital stock of our parent, InterDent, Inc., and their interests may conflict with or be different from your interests.

Entities affiliated with LLCP hold substantially all of the voting power of InterDent, Inc. As a result, these entities affiliated with LLCP hold, and will for the foreseeable future continue to hold, sufficient voting power to direct our actions and affairs, including the election of all of our directors and, except as otherwise provided by law, approving or disapproving all other matters submitted to a vote of stockholders of InterDent, Inc., including a merger, consolidation or sale of assets. These stockholders are permitted to act in their own interests, which may conflict with or be different from your interests. Furthermore, if these stockholders were to sell their shares to a single or limited group of investors, thereby resulting in those investors’ beneficial ownership of 50% or more of InterDent, Inc.’s voting stock, a change of control could be deemed to have occurred under the terms of the indenture governing the notes, which could, among other things, give rise to an option in favor of each holder of the notes to require us to repurchase all or any part of that holder’s notes.

Item 1B.                                                  Unresolved Staff Comments.

None.

Item 2.                                                           Properties.

We lease all of our properties except for two buildings that we own, one in Vancouver, Washington, and one in Midwest City, Oklahoma, each of which houses our affiliated dental practices. Our headquarters are leased and located in 10,000 square feet of an office building in El Segundo, California.

We typically sign leases having terms from 5 to 10 years with renewal options for at least another 5 to 10 years. Given our large portfolio of rental properties, we frequently have properties where the lease terms are ending. In these cases, we negotiate market rents with the same 5 to 10 year timeframes. Alternatively, at the expiration of our lease we will move an affiliated dental practice to a better nearby location if that is advantageous after considering all the costs.

We have a variety of properties for our affiliated dental practices. We typically seek street-front locations in either strip centers or free-standing buildings where the patient can access the office directly from the parking lot and which allow us signage to advertise our brand. We have now branded almost all of our affiliated dental practice locations during the past year as part of our advertising strategy and expect to achieve economies of scale by primarily using the Gentle Dental® brand.

Item 3.                                                           Legal Proceedings.

We have been named as a defendant in various lawsuits in the normal course of business, primarily for malpractice claims. We and our affiliated dental practices (including our associated dentists) are insured with respect to dentistry malpractice risks on a claims-made basis. Our management believes all of these pending lawsuits, claims, and proceedings are without merit or will not have a material adverse effect on our consolidated operating results, liquidity or financial position, or cash flows.

Additionally, the California Attorney General’s Bureau of Medical Fraud and Elderly Abuse initiated criminal and administrative investigations to determine if one of our affiliated dental practices improperly billed Medi-Cal for Orthodontia services. Other administrative and treatment related issues are also being considered in the Attorney General’s investigation. We cannot predict the outcome of these investigations. Please see “Government Regulation – California Attorney Inquiries” for additional information.

Item 4.                                                           Submission of Matters to a Vote of Security Holders.

None.

PART II.

Item 5.                                                           Market for Registrant’s Common Equity and Related Stockholder Matters.

Market for Common Equity

The Company has been privately owned since emerging from bankruptcy on October 9, 2003. Accordingly, there is no public trading market for the Company’s common stock.

Dividend Policy

We did not declare any cash dividends on our common stock in 2004 and 2005, nor do we currently intend to declare or pay any cash dividend in the future. Our debt instruments restrict our ability to pay dividends. Regardless of the scope of such restrictions, the Company’s policy is to reinvest any earnings rather than pay dividends.

Our Class C Preferred Stock accrues dividends at 15% that are payable monthly at the option of the Company in either like stock (Class C Preferred Stock) or cash. We currently intend to pay the dividends in shares of the Class C Preferred Stock.

Our Class B Preferred Stock accrues dividends at 5%. Payment of the dividends is limited by our senior revolving credit agreement and bond indenture.

Item 6.                                                           Selected Financial Data.

The selected consolidated financial data set forth below as of and for fiscal years ended December 31, 2001, 2002, the nine month period ended September 30, 2003, three month period ended December 31, 2003, the fiscal years ended December 31, 2004 and 2005, are derived from InterDent, Inc.’s audited financial statements for those fiscal periods. The selected consolidated financial data for the twelve month period ended December 31, 2003 (Pro-Forma Combined) are derived from InterDent, Inc.’s unaudited financial statements for that period. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the unaudited financial statements.

You should read the information set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this material.

					Pro Forma
	Predecessor			Reorganized	Combined(1)
			January 1 -	October 1 -	January 1 -
			September 30,	December 31,	December 31,	Reorganized
	2001	2002	2003	2003	2003	2004	2005
					(unaudited)
	(in thousands)
Statement of Operations Data:
Net revenue	$282,631	$250,064	$171,581	$52,830	$224,411	$214,271	$212,066
Cost of revenue	244,513	218,012	152,791	46,228	199,019	186,802	186,842
Total operating expenses	292,708	232,600	177,322	49,667	226,989	205,252	205,175
Operating income (loss)	(10,077)	17,464	(5,741)	3,163	(2,578)	9,019	6,891
Total other non-operating (income) expense	5,181	3,189	(76,270)	223	(76,047)	(2,110)	(166)
Interest expense, net	19,706	22,371	12,541	770	13,311	2,977	10,170
Net income (loss) before income taxes	(34,964)	(8,096)	57,988	2,170	60,158	8,152	(3,113)
Provision (benefit) for income taxes, net	115	—	—	856	856	3,184	17
Net income (loss) before extraordinary item and cumulative effect of change in accounting principle	$(35,079)	$(8,096)	$57,988	$1,314	$59,302	$4,968	$(3,130)
Net income (loss)	$(35,079)	$(97,096)	$57,988	$1,314	$59,302	$4,968	$(3,130)
Balance Sheet Data (as of period end):
Cash and cash equivalents	$7,189	$3,041	$6,114	$2,736	$2,736	$—	$1,519
Property, equipment and leaseholds, net	20,945	17,848	16,236	15,719	15,719	17,970	23,883
Total assets	210,004	114,867	146,951	140,389	140,389	142,815	144,819
Total debt	169,713	175,981	38,980	38,472	38,472	80,998	81,637
Total stockholders’ equity	$7,235	$(89,929)	$68,774	$69,617	$69,617	$32,336	$28,794
Other Financial Data:
Cash flow provided by (used in):
Operating activities	$19,379	$12,243	$5,527	$(4,952)	$575	$11,667	$9,263
Investing activities	9,365	(1,777)	(1,714)	(990)	(2,704)	(53,894)	(11,077)
Financing activities	$(26,848)	$(14,614)	$(740)	$2,564	$1,824	$39,491	$3,333

(1)   Unaudited combined pro-forma results for the period from January 1 through December 31, 2003 reflect the predecessor company from January 1 through September 30, 2003 plus the reorganized company from October 1 through December 31, 2003. The information presented for the combined company from January 1 through December 31, 2003 is not intended to comply with GAAP or to be indicative of the results that would have been achieved if the predecessor company and the reorganized company had been operated as one company during the stated period.

(2)   We recorded a one-time reorganization gain of $71.5 million on September 30, 2003 following our emergence from Chapter 11 status. This gain mostly reflected our conversion of $136.7 million in predecessor company net debt into $68.8 million of new preferred stock, common equity, and warrants in the reorganized company, representing a net gain of $67.9 million.

Item 7.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with “Selected Consolidated Financial Data” and InterDent, Inc.’s historical consolidated financial statements and related notes included elsewhere in this material. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in these forward-looking statements as a result of the factors we describe under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this material. In this section of the material, “we,” “us,” and “our” refers to InterDent, Inc. and its subsidiaries on a consolidated basis.

Overview

We provide practice management services to 127 affiliated multi-specialty group dental practices in the United States. Our network of affiliated dental practices is comprised of approximately 700 affiliated general dentists, specialists and hygienists who provide dental services to patients in eight states. We also own and operate one dental lab in Oklahoma.

We believe long term growth of the dental care industry in the United States is fueled by, among other things, increased availability of dental insurance, a growing population of older patients who have retained their teeth and increased interest in cosmetic dentistry. However, certain dental procedures are considered elective or can be deferred and our revenue growth in the short term is subject to fluctuation based on trends in consumer confidence and the effects that will have on our patients disposable income.

Our results from 2005 reflect the decline in consumer confidence during much of 2005 and an increase in affiliated dentist turnover in the second half of 2005.Additionally, our interest expense reflects the interest costs associated with the $80.0 million bonds issued in December 2004.

Our strategy to grow our business consists of two initiatives. We seek to drive revenue in our existing affiliated offices through the delivery of consistently good patient service, improving the physical appearance and infrastructure of our offices and moving our affiliated practices to higher reimbursement plans. Additionally, our new office growth strategy seeks to enhance market penetration in existing markets as a primary driver of overall revenue growth.

While the financial results from 2005 were lower than expected, we were pleased with our achievement of non-financial objectives that are aimed at driving financial performance in the future. We invested $10.5 million in capital expenditures in our business during 2005 to open seven new offices, remodel or relocate five offices, replace older equipment and fund key technology infrastructure initiatives.

The table below summarizes our financial performance, as a percentage of total revenue, in conjunction with the expanded Statement of Operations data in the preceding section, “Selected Financial Data.”

			Pro Forma
	Predecessor		Combined	Reorganized
	2001	2002	2003	2004	2005
			(unaudited)

Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue	86.5	87.2	88.7	87.2	88.1
Total operating expenses	103.6	93.0	101.1	95.8	96.8
Operating (loss) income	(3.6)	7.0	(1.1)	4.2	3.2
Total other non-operating (income) expense	1.8	1.3	(33.9)	(1.0)	(0.1)
Interest expense, net	7.0	8.9	5.9	1.4	4.8
Net (loss) income before income taxes	(12.4)%	(3.2)%	26.9%	3.8%	(1.5)%

Results of Operations

Comparison of Reorganized Company Fiscal Year Ended December 31, 2005 Compared to Fiscal Year Ended December 31, 2004

Components of revenue

Our affiliated dental practices generate revenue from patients and dental benefit providers under fee-for-service, PPO and capitated managed care plans. Dental practice net patient service revenue represents amounts billed by the affiliated dental practices to patients and third-party payors for dental services rendered. These amounts also include monthly capitation payments received from third-party payors pursuant to managed care contracts. Net revenue is reported at established rates reduced by contractual amounts based on agreements with patients, third party payors and others obligated to pay for services rendered.

The following table shows the approximate contribution to revenue from capitated managed care and fee-for-service and other third party payors for the years ended December 31:

	2003	2004	2005
Revenue:
Capitated managed care	20%	21%	23%
Fee-for service and other third party payors	80%	79%	77%
Total	100%	100%	100%

We evaluate the performance of our capitated arrangements through the review of reimbursement rates, utilization rates and strategic fit. To assess the reimbursement rates we first calculate the hypothetical amount of reimbursement from an arrangement as if the services provided to covered members were billed at our usual and customary rates. The usual and customary rates are the non-discounted fees for dental services that our affiliated dental practices charge. This is then compared to the actual reimbursement from a capitated arrangement for the same period of time. This relationship yields the amount of reimbursement the arrangement contributes as a percentage of the usual and customary rates. We use this percentage to compare the arrangement to other reimbursement sources, also calculated as a percentage of the usual and customary rates, to determine if there is a potential for future probable losses. Typically, if a capitated arrangement’s revenue as a percentage of the usual and customary rate is below the average for the office (indicating the potential for probable future losses), we will seek to renegotiate the arrangement or discontinue the arrangement as allowed by our contract, usually with 90 days notice.

As compensation for services provided under the management services agreements, the affiliated practices are obligated to reimburse expenses incurred on their behalf and pay us a fee equal to a percentage of their revenues plus a bonus. We bear the risk of loss when a dental office does not generate sufficient revenues to cover expenses—usually during start up of new offices.

Our revenue depends primarily on revenue generated by our affiliated dental practices through the number of patients seen and the mix of the services provided. The ability to serve them is a function of the number of affiliated offices and the number of operatories in each office. The following table summarizes these key metrics at the end of each year in the three year period ending December 31, 2005:

As of	Offices	Operatories (1)
December 31, 2005	127	1,248
December 31, 2004	122	1,227
December 31, 2003	126	1,301

 (1) An operatory is an area where dental care is performed and generally contains a dental chair, a hand piece delivery system and other essential equipment.

Dental practice net patient service revenue. Affiliated dental practice net patient service revenue decreased 0.8% to $210.9 million for 2005 compared to $212.5 million for 2004. On a same office basis, defined as an office open for at least 13 months, revenue was relatively flat at $209.3 million in 2004 and $209.2 in 2005. Our overall revenue decrease is attributed to the divesture of established affiliated offices in 2004 and 2005 offset in part by the addition of seven affiliated offices in 2005 under our new office growth strategy. Our affiliated same office results are attributed to increased new patient business linked to our marketing efforts offset by lower patient spending in light of the uncertain economy and a spike in turnover of our affiliated dentists during the second half of 2005.

During the year, we experienced an increase in patient appointment cancellations, deferral of treatment and a decrease in elective procedures. We believe this to be due to the sharp drop in consumer confidence during 2005 due to increasing gas and energy prices, rising interest rates and inflation, all of which negatively affected our patient’s discretionary income. A large part of dentistry, particularly the elective procedures, is funded through a patient’s discretionary income, and thus we are sensitive to patient discretionary income trends.

Additionally, we experienced an increase in turnover among our affiliated dentists during the third quarter. Based on exit interviews, we found that many of the dentists that were leaving had longer tenure with our affiliated dental practices and were leaving to start their own practice before increasing interest rates made opening such a practice significantly less affordable.  We typically see lower turnover in dentists with longer tenure and believe this was an isolated event.  While the majority of these positions have subsequently been filled, several of our affiliated dental practices still have open positions, reducing our ability to provide a full schedule of dental care. Furthermore, a new dentist is typically less efficient than the senior dentist they are replacing, which also reduces revenue.

Cost of revenue

Cost of revenue. Cost of revenue consists of expenditures directly associated with activities of operating and managing the practice facility locations, including regional support departments. The components of cost of revenue are largely variable or semi-variable costs and include clinical and non-clinical salaries and benefits, dental supplies and lab expenses, occupancy, practice, selling, general and administrative expenses and provision for doubtful accounts. The table below shows our cost of revenue as a percentage of net revenue.

	As a percentage of net revenue
	For the year ended
	December 31, 2005	December 31, 2004
Cost of revenue
Clinical salaries, benefits, and provider costs	48.8%	48.3%
Practice nonclinical salaries and benefits	13.9%	14.1%
Dental supplies and lab expenses	10.0%	10.8%
Practice occupancy expenses	6.4%	6.1%
Practice selling, general and administrative expenses	8.3%	6.9%
Provision for doubtful accounts	0.7%	1.0%
Total cost of revenue	88.1%	87.2%

Our overall cost of revenue remained relatively unchanged at $186.8 million for the years ended December 31, 2005 and 2004. Cost of revenue as a percentage of net revenue increased to 88.1% for the year ended December 31, 2005 compared to 87.2% from the same period last year. The primary drivers of the increase are as follows:

•                  Clinical salaries increased slightly due to salary guarantees for new affiliated dentists and a temporary increase in our medical benefit costs which was offset by lower workers compensation costs. Non clinical salaries decreased due primarily to lower salaries as we manage our affiliated dental practices more efficiently.

•                  A planned incremental increase in marketing expenditures designed to build brand equity in our newly rebranded practices companywide, and also to generate new patient growth.

•                  Occupancy costs increased slightly in each period as a percentage of revenue and are attributed to our new office growth. We expect our occupancy expense, a component of our cost of revenue, to increase in total dollars in subsequent periods as we add new offices.

Other operating costs

Corporate selling, general and administrative expenses. Corporate selling, general and administrative expenses include: corporate salaries, general office costs, investor relations expense, legal and audit fees, general insurance, director and officer liability insurance and other miscellaneous costs at our corporate facilities.

For the year ended December 31, 2005 our corporate selling, general and administrative costs increased $1.2 million from the same period last year. This increase is due to non-employee director and management fees payable to our majority shareholder of a combined $0.5 million and one time legal fees and settlement costs of $0.65 million related to a lawsuit with one of our former affiliated professional corporations incurred during the first six months of 2005.

Loss on dental location disposition. The losses in 2004 are related to our divestiture from the Idaho market consisting of the sale and closure of an office. During 2005, we closed two underperforming locations in California. The loss is the excess of book value of net assets sold or disposed over the proceeds received and is primarily related to the write off of goodwill in connection with the sale or closure.

Depreciation and amortization. Depreciation expense is attributed to depreciation of dental equipment, furniture, fixtures and computer equipment and amortization of leasehold improvements and identifiable intangibles. Depreciation and amortization expense was consistent with the same period prior year as the incremental depreciation and amortization for new equipment and new office expansion was offset by reduced expense related to the offices closed, sold or merged.

We expect to continue to incur capital expenditures, primarily as part of our new office expansion program and the on-going remodel or relocation of offices. Because of this, depreciation and amortization expense may increase as a percentage of revenue in future periods depending on the timing and amount of the capital expenditure.

Non-operating income and expenses

Gain on extinguishment of debt. We recorded a one-time gain of $2.5 million on the extinguishment of debt that we refinanced in June 2004. We did not record such a gain in 2005 and do not anticipate similar gains in future periods.

Interest expense. Net interest expense increased primarily due to the issuance in December 2004 of $80.0 million in principal of our Senior Secured Notes due 2011, or the Notes, and amortization of deferred financing costs associated with the Notes. Our obligations under the Notes will result in substantial interest expense in future periods. The Notes bear interest at 103 3/4% per year, payable semiannually on June 15 and December 15 of each year.

Income taxes

Provision for income taxes. Our effective tax rate was approximately (0.5)% and 39% for the years ended December 31, 2005 and 2004, respectively. During the year ended December 31, 2005, income tax expense of $17,000 represents our state tax payable. We did not recognize a tax benefit for losses in 2005 as our loss carryforwards are fully reserved by a valuation allowance due to their uncertainty of realization. In 2004 we recorded an income tax provision in the amount of $3.2 million, approximately 39.0% of our pre-tax income. The income tax provision in 2004 represents tax benefits realized from utilizing pre-reorganization deferred tax assets, which is required to reduce the value of goodwill under SFAS 109 and the fresh start accounting provisions of SOP 90-7. No income tax liability, other than the minimum state tax payable, was due for 2004.

Comparison of Reorganized Company Fiscal Year Ended December 31, 2004 Compared to Pro-Forma Combined Unaudited Company Fiscal Year Ended December 31, 2003 (Predecessor Company through September 30, 2003; Reorganized Company after September 30, 2003)

As previously mentioned, we implemented the “fresh start” accounting provisions of SOP 90-7 to our financial statements during 2003. In the following discussion comparing 2004 with those of 2003 full-year results, figures for 2003 are shown on a pro-forma basis combining the predecessor company’s audited results for the nine month period ended September 30, 2003 with the reorganized company’s audited financial statements for the three months ended December 31, 2003. Consequently, 2003 full-year pro-forma results should not be construed as indicative of our on-going annual performance.

Dental practice net patient service revenue. Dental practice net patient service revenue decreased 4.8% to $212.5 million for the twelve months of 2004 compared to $223.2 million for the pro-forma twelve months of 2003. This resulted primarily from the sale, closing or consolidation of several under-performing practice locations. During 2004 we also ceased operations in Idaho. One of our Idaho offices was sold in June 2004 and the other was closed effective October 1, 2004. We also opened a new office in Nevada during November 2004. We had 122 affiliated dental practices as of December 31, 2004, as compared to 126 affiliated practices as of December 31, 2003.

The dental practice net patient service revenue for offices opened at least 13 months as of December 31, 2004 were essentially flat with pro-forma twelve months of 2003. We accomplished this despite the lingering effect of weak economies and unemployment rates above the national average in some of the markets we serve, particularly Oregon, Washington and Northern California.

Cost of revenue. Cost of revenue of $186.8 million for the twelve months of 2004 were 6.1% less than during the pro-forma twelve months of 2003, improving to 87.2% of our total revenue in 2004 from 88.7% in 2003. While our dental practice net patient service revenue declined by 4.5% for the twelve months of 2004, we reduced our practice selling, general and administrative expenses and provision for doubtful accounts by a combined 14.1% and our dental supplies and lab expenses by 6.7% from the year-earlier period. These three categories comprised 21.5% of our cost of revenue in 2004. Our strategy since 2002 has been to operate dental offices in dense regional networks with multiple offices in the same geographic region to maximize efficiencies.

Corporate selling, general and administrative expenses. Corporate selling, general and administrative expenses decreased 9.9% to $9.1 million in 2004 from the pro-forma twelve months 2003. This decrease reflected various reductions in corporate overhead during 2004 and reduced legal expense after resolving most of our outstanding litigation in conjunction with our 2003 reorganization.

Corporate restructure and merger costs. Expenses for corporate restructure and merger costs during 2004 totaled $0.3 million related to bonuses paid to management for successful completion of our 2004 Transactions, as described above. We incurred $12.5 million during the pro-forma twelve months of 2003 for legal fees, other professional fees and various expenses connected with our reorganization.

Gain on extinguishment of debt. We recorded gains on the extinguishment of debt in both 2004 and 2003 in the amounts of $2.5 million and $3.7 million, respectively. The 2004 gain resulted from debt we refinanced in June 2004 offset by a loss from the debt that was refinanced in December, and the 2003 gain came from the renegotiation of certain debt in advance of our filing for bankruptcy. We do not anticipate similar gains in future periods.

Depreciation and amortization. Depreciation and amortization expense of $5.5 million in 2004 was $1.3 million higher than during the pro-forma twelve months of 2003. This resulted from revaluing our long-lived assets to their fair market values under fresh start accounting. We are now amortizing our intangible assets of patient relationships and capitated contracts over their estimated useful lives of three to six years. In January 2002 the predecessor company implemented Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142. Accordingly, the predecessor company eliminated the amortization of intangible assets as all those assets were considered to have indefinite lives. Goodwill and intangible assets with indefinite useful lives are tested for impairment annually, typically during the fourth quarter, or more frequently if circumstances indicate an asset might be impaired under SFAS 142.

Interest expense. Interest expense, net of interest income, was $3.0 million during 2004 compared to $13.3 million for the pro-forma twelve months of 2003. Our approved plan of reorganization in September 2003 eliminated a substantial portion of our long-term debt and converted other debt into preferred and common equity.

Reorganization gain. We recorded a one-time reorganization gain of $71.5 million on September 30, 2003 following our emergence from Chapter 11 status. This gain primarily reflected our conversion of $136.7 million in predecessor company net debt into $68.8 million of new preferred stock, common equity, and warrants in the reorganized company, representing a net gain of $67.9 million.

Provision for income taxes. With our return to profitability after the reorganization in October 2003, an income tax provision in the amount of $3.2 million, approximately 39.0% of our pre-tax income, was recorded for year ended December 31, 2004, compared with $0.9 million for the pro-forma twelve months 2003 consisting of no tax provision for the nine months of 2003 and $0.9 million for the last quarter of 2003. While no income tax liability is due immediately, the income tax provision in 2004 represents tax benefits realized from utilizing pre-reorganization deferred tax assets, which is required to reduce the value of goodwill under SFAS 109 and the fresh start accounting provisions of SOP 90-7. Due to the uncertainty in realization, our tax loss carryforwards and other deferred tax assets are fully reserved as of December 31, 2004 and 2003. The aggregate valuation allowance for federal and state tax purposes was approximately $46.3 million and $39.7 million as of December 31, 2004 and 2003, respectively. As a result of changes in control related to our 2003 reorganization and our 2004 transactions, the utilization of our net operating loss carryforwards have been limited subject to the annual limitation provisions of Section 382 of the Internal Revenue Code.

Comparison of Pro-forma Combined Unaudited Company Fiscal Year Ended December 31, 2003 (Predecessor Company Through September 30, 2003; Reorganized Company after September 30, 2003) Compared to Predecessor Company Year Ended December 31, 2002

As previously mentioned, we implemented the “fresh start” accounting provisions of SOP 90-7 to our financial statements during 2003. In the following discussion comparing 2003 full-year results with those of 2002, figures for 2003 are shown on a pro-forma basis combining the predecessor company’s audited results for the nine month period ended September 30, 2003 with the reorganized company’s audited financial statements for the three months ended December 31, 2003. Consequently, 2003 full-year pro-forma results should not be construed as indicative of our on-going annual performance.

Dental practice net patient service revenue. Pro-forma dental practice net patient service revenue decreased 10.6% to $223.2 million for the twelve months of 2003 compared to $248.6 million for the predecessor company’s full-year of 2002. This $25.4 million reduction resulted primarily from the sale, closing, or merging of under-performing practice locations into other facilities and reductions in dental benefits from the Oregon Department of Health Services. Pro-forma dental practice net patient service revenue for the combined company for the twelve months of 2003 consists of $170.4 million attributable to the predecessor company for the nine month period ended September 30, 2003 and $52.8 million attributable to the reorganized company for the three month period ended December 31, 2003. We had 126 affiliated dental practices as of December 31, 2003, versus 137 affiliated practices as of December 31, 2002.

The dental practice net patient service revenue for offices open for at least one year during the twelve month period ended December 31, 2003 decreased approximately 8.2% from the same period in the prior year. A major contributing factor to this decrease was the continuing effect of a weak national economy and high unemployment rates in certain of our key market areas. Another significant contributing factor was the Oregon Department of Health Services’ reduction in dental benefits under its Oregon Health Plan for low-income residents. The effect of this benefit reduction in 2003 was a 34% decrease in our capitation revenue from the state of Oregon, or approximately $10.4 million less than 2002. We began implementing initiatives to replace this lost revenue from the Oregon Health Plan and other locations affected by the weak regional economy. These initiatives included converting the capacity of our offices servicing the Oregon Health Plan to fee-for-service revenue patients, increasing revenue from managed care plans, or a combination.

Cost of revenue. Cost of revenue was $199.0 million for 2003 compared to $218.0 million in 2002, a 8.7% reduction. As a percentage of revenue, cost of revenue increased to 88.9% in 2003 from 87.2% in 2002 due to the decline in dental practice net patient revenue, as discussed above. We achieved significant reductions during 2003 in our clinical salaries and benefits as well as our practice selling, general and administrative expenses. These reductions exceeded the overall 8.7% reduction rate for our total practice operating expenses. These improvements were offset by smaller percentage rate reductions for non-clinical salaries and benefits, dental supplies and lab expenses.

Corporate selling, general and administrative expenses. Corporate selling, general and administrative expenses decreased $1.4 million to $10.1 million in 2003 from $11.4 million in 2002. This decrease reflects reductions in corporate overhead and, to a lesser extent, our private company status after September 30, 2003.

Corporate reorganization and merger costs. Expenses connected with our voluntary Chapter 11 petition and reorganization during the twelve months ended December 31, 2003 were $12.5 million versus none in 2002.

(Gain) loss on extinguishment of debt. We recorded a $3.6 million gain on extinguishment of debt in 2003, compared with a $2.6 million loss on debt extinguishment in 2002. The 2003 gain resulted from the renegotiation of certain debt in advance of filing for bankruptcy. The loss in 2002 related to amendment fees and the write off of the non-amortized portions of previously recorded deferred financing costs.

In April 2002, we entered into an additional amendment to our credit facility. The amendment meets the criteria of substantial modification as outlined in EITF 96-19, “Debtor’s Accounting and Modification on Exchange of Debt Instruments,” or EITF 96-19. Therefore, the original credit facility is considered extinguished, with a new credit facility issued in its place. Accordingly, we recognized an extraordinary charge of $2.6 million for 2002. No tax benefit was recorded as a result of the charge as the realization of the available deferred tax assets is not assured. The extraordinary loss represents the amendment fees of $2.0 million incurred and $0.6 million for the write-off of the non-amortized portions of previously recorded deferred financing costs associated with the original facility agreement.

Depreciation and amortization. Depreciation and amortization expense was $4.2 million and $4.0 million for 2003 and 2002, respectively, and reflected depreciation and amortization of property and equipment, including leasehold improvements, over their estimated useful lives or lease term. We implemented SFAS 142 in January 2002. Accordingly, we eliminated the amortization of our intangible assets as all those assets are considered to have indefinite lives. Upon adoption of SFAS 142 in the first quarter of 2002, the predecessor company recorded a noncash charge of $89 million to reduce the carrying value of its goodwill and certain intangible assets associated with dental practice acquisitions. This $89 million charge was accounted for as a cumulative effect of a change in accounting principle.

Interest expense. Interest expense, net of interest income, was $13.3 million for 2003 compared with $22.4 million in 2002. The plan of reorganization significantly improved our capital structure by eliminating a substantial portion of our long-term debt and converting other debt into preferred and common equity. In April 2002, we entered into various amendments with our senior lenders and the holder of our senior subordinated debt that increased our borrowing costs due to escalations in interest rates and the amortization of deferred closing costs over the life of the loans. The increase was partially offset by a decrease in interest in 2003 resulting from lower interest rates on our senior secured debt, a reduction in the amount of interest being accrued and lower amortization of deferred financing costs as of the Chapter 11 petition date in accordance with SOP 90-7.

Reorganization gain. We recorded a reorganization gain of $71.5 million during 2003 versus none in 2002. This mostly reflected our conversion during 2003 of $136.7 million in predecessor company net debt into $68.8 million of new preferred stock, common equity and warrants in the reorganized company, representing a net gain of $67.9 million.

Provision for income taxes. An income tax provision of $0.9 million was recorded during 2003 versus none in 2002.

The income tax provision represents benefits realized from utilizing pre-reorganization deferred tax assets which is required to reduce the value of goodwill under SFAS 109 and the fresh start accounting provisions of SOP 90-7. Due to the uncertainty in realization, our tax loss carryforwards and other deferred tax assets are fully reserved in 2003 and 2002. The aggregate valuation allowance for federal and state tax purposes was approximately $39.7 million and $61.3 million as of December 31, 2003 and 2002, respectively. The utilization of our net operating loss carryforwards after our 2003 reorganization is subject to an annual limitation described in Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

The following table summarizes our contractual obligations as of December 31, 2005 (in thousands):

	Payments due by period
		Less than 1			More than
Contractual Obligations	Total	year	1-3 years	3-5 years	5 years
Long-term debt obligations	$81,308	$—	$—	$—	$81,308
Interest on long-term debt obligations	51,600	8,600	17,200	17,200	8,600
Capital lease obligations	385	119	238	28	—
Operating lease obligations	53,059	10,020	15,812	8,954	18,273
Mandatorily redeemable preferred stock	4,092	—	—	—	4,092
Total	$190,446	$18,739	$33,250	$26,184	$112,273

In assessing our financial condition, we consider factors such as cash flows from operating activities, borrowings on available credit and capital expenditures. The primary source of our liquidity and capital resources is cash flow from operations which is driven primarily by our affiliated dental practices’ ability to generate revenue and our ability to collect those revenues. Over the three year period ended December 31, 2005, we have collected approximately 97.0% of the revenue we bill. Over that same period, cash flows from operations were $9.3 million in 2005, $11.7 million in 2004 and $0.6 million in the pro-forma twelve months of 2003. The decrease in the pro-forma twelve months of 2003 is related to one time payments to professionals and other fees related to the bankruptcy. The overall decreasing trend in cash flows from operations is attributed to the closure or merger of underperforming offices, largely during 2003.

Another source of liquidity is our senior secured revolving credit facility that provides for borrowing up to $10 million limited to the lesser of (i) $10 million or (ii) a borrowing base calculated at 0.75 times our adjusted trailing 12 month earnings before interest, taxes, depreciation and amortization, or EBITDA. Our trailing 12 month Adjusted EBITDA is calculated by removing the effect off non-recurring transactions occurring prior to the original closing date as detailed in the agreement and for any extraordinary gains and non-cash extraordinary losses that may occur in months subsequent to the original closing date of the agreement. As of December 31, 2005, our borrowing base was $10.0 million and the amount available under the revolving credit facility was $8.8 million from which we have borrowed $1.3 million. The $1.2 million reduction on the amount available under our revolving credit facility resulted from the issuance on our behalf of a $1.2 million letters of credit during the year in conjunction with our self insured insurance programs. We are required to maintain monthly a minimum Adjusted EBITDA, as measured on a trailing 12 month basis, of at least $12 million. We had trailing 12 month Adjusted EBITDA of $15.1  million and $18.4 million as of December 31, 2005 and 2004, respectively.

We expect to use cash generated from operating activities and borrowings under our revolving credit facility primarily on capital expenditures related to our growth and debt service on our notes. Our capital expenditures have been $10.5 million in 2005, $6.5 million in 2004 and $2.0 million in the pro-forma twelve months of 2003. Historically, our capital was constrained while we were in Chapter 11 status and during prior years due to the predecessor company’s high debt levels. Our increased property and equipment spending during 2005 included approximately $7.1 million in capital expenditures for the opening of new dental offices and the remodel or relocation of existing offices. The capital expenditures in 2004 mostly reflected refurbishing at certain of our current dental practices. Additional expenditures in both years relate to maintenance capital expenditures (typically 1% of annual revenue) and outlays to maintain or improve our infrastructure.

We expect to incur $5.0 to $6.0 million in capital expenditures during 2006, depending upon our liquidity and our ability to identify opportunities that meet our expectations. We may also from time to time consider acquisitions of dental practices, although we have no current plans for any acquisitions.

In December 2004, we received net proceeds of approximately $78 million through the issuance of $80.0 million 10-3/4% interest only senior secured notes payable due 2011 and $3.5 million of 15% “payable in kind” mandatorily redeemable preferred stock due 2014. Substantially all of these funds were promptly utilized to pay outstanding debt and purchase equity securities in connection with the transactions described under “The Merger.”

Interest on our notes is payable semi-annually on June 15 and December 15 in the amount of approximately $4.3 million, or approximately $8.6 million over a 12 month period. Dividends on the mandatorily redeemable preferred stock accrue annually, and are payable monthly. We are permitted to pay required dividends either in cash (if permitted by its other applicable debt covenants) or “in kind” through the issuance of additional shares of the preferred stock. We intend to settle the dividends on the preferred stock through additional shares of Class C Preferred Stock. We currently anticipate funding interest payments from cash generated by our operations, supplemented as necessary with borrowings under our revolving credit facility.

We believe that our current sources of liquidity will be sufficient to meet our requirements for 2006. However, an unexpected decline in cash flow from operations or in our EBITDA could materially impair our liquidity. In such event, we may not be able to access our revolving credit facility and we may be unable to generate sufficient cash flow to meet all of our operating requirements. Moreover, the indenture governing our notes and the terms of our senior secured revolving credit facility limit our ability to incur additional indebtedness. In general, we may not incur additional indebtedness unless our fixed charge coverage ratio for the most recent year exceeds 2.25 to 1 for notes issued before December 31, 2006 and 2.50 to 1 for notes issued thereafter. At December 31, 2005, our fixed charge coverage ratio was 1.2 to 1. The coverage ratio is the relationship between our consolidated cash flow and our fixed charges on a pro forma basis as if the notes were issued at the beginning of the first full quarter included in the calculation. As a result, in the event of a material decline in our operating performance and cash flow, we may encounter substantial difficulty in securing additional sources of liquidity.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, limited purpose entities.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and revenue and expenses. On an on-going basis we evaluate these estimates, including but not limited to those related to carrying value of accounts receivable, goodwill, intangible assets, long-lived assets and income taxes and any potential future impairment of these assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the following policies as critical to our business operations and the understanding of our results of operations:

Basis of Presentation. We provide services to the affiliated dental practices under long-term management service agreements that generally have an initial term of 40 years. Under the provisions of the management service agreements, we own the non-professional assets at the affiliated practice locations, including equipment and instruments, bill and collect patient receivables, and provide all administrative and management support services to the affiliated dental practices. The administrative and management support services include: financial, accounting, training, efficiency and productivity enhancement, recruiting, marketing, advertising, purchasing, and related support personnel. The affiliated dental practices employ the dentists and the hygienists while we employ all administrative personnel.

The Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus, published in EITF 97-2, on the accounting for transactions between physician practice management companies and physician practices and the financial reporting of such entities. For financial reporting purposes, EITF 97-2 mandates the consolidation of physician practice activities with the practice management company when certain conditions have been met, even though the practice management company does not have a direct equity investment in the physician practice. Consequently, under EITF 97-2, we consolidate all the accounts of those affiliated dental practices in the consolidated financial statements.

Net patient revenues. Dental practice net patient service revenue represents the consolidated revenue of the affiliated dental practices and is recorded when the related work is completed. Unlike standard practice in the medical industry, we do not record revenue at established billing rates and reduce this by an estimate for contractual adjustments. Rather, revenue is typically recorded based upon predetermined rates per diagnosis, fee-for-service rates or discounted fee-for-service rates less a provision for fee schedule adjustments. The provision for fee schedule adjustments is determined through the application of our allowance for doubtful accounts methodology discussed in “Valuation of accounts receivable”.

Valuation of accounts receivable. The collection of outstanding receivables from third-party payors and patients is our primary source of cash and is critical to our operating performance. We establish and bill at rates that we expect to collect and have historically collected in excess of 95% of our fees. Our allowance for doubtful accounts provides primarily for uncollectible accounts receivable and subsequent adjustments to billings that were initially based on outdated fee schedules. The required allowance is calculated each period by applying the inverse of a collectibility factor to each aging category. The required adjustment to reflect the calculated allowance results in the provision for doubtful accounts and fee schedule adjustments. The collectibility factor is management’s estimate of the percentage of accounts in each aging category that are expected to be collected, where as the inverse of the collectibility factor represents managements estimate of amounts that will be subsequently adjusted or written off.

The underlying accounts receivable consist of individual patient accounts that are segregated between patients and third party payors based on who is responsible for payment. As the payment behaviors for patients differs distinctly from third party payors, management estimates collectibility factors for each group used in calculating the allowance. We utilize approximately 25 collectibility factors when assessing the valuation of our accounts receivable and apply the inverse of the collectibility factor to the receivable balance based on the underlying age of the receivable. The inverse of these collectibility factors range from zero to 95% of the receivable balance.  A table of the 25 factors, summarized into the 6 main categories, used to value the majority of the outstanding receivable balance for the three years ending December 31, 2005 follows:

	Under 90 Days	91-180	Over 181 days
Patient	10%	35%	95%
Third Party Payor	5%	25%	75%

Management estimates that a 1.0% change in each of the key factors above would result in a change in the reserve as follows (dollars in thousands):

	Under 90 Days	91-180	Over 181 days
Patient	$15	$5	$2
Third Party Payor	83	10	8

The change in the above sensitivity analysis is greater for accounts under 90 days as approximately 75% of our accounts receivable are under 90 days old. We consider accounts substantially reserved after 181 days and write off the account once all external collection efforts are exhausted.

Management periodically evaluates the collectibility factors to assess their adequacy based on our assessment of historical collections, revenue adjustments, write-offs, business and economic conditions and trends in private employer health coverage. It is our experience that dramatic or sudden shifts in collectibility are unlikely due to the large and diverse payor base that makes up our receivables. There are approximately 100,000 patient accounts that have amounts due to us at any given time and therefore the individual accounts are insignificant to the balance as a whole.

As is typical in medical billing, the individual patient accounts are maintained “on account”. Payments and adjustments are not posted to a specific transaction which precludes us from performing a look back analysis on individual transactions to assess how our allowance at a given period compares to actual results in subsequent periods.

To assess the adequacy of our methodology, and therefore the adequacy of the allowance at any given period, management analyzes trends in collections and adjustments in subsequent periods, the health of our receivables and other metrics. A failure in our methodology would result in a decline in the health of our accounts receivable aging, an increase in adjustments and write offs and an erosion of our days sales outstanding and cash collections. On a monthly basis, management and operations review the changes in accounts receivable balances, the aging of the accounts, the cash collected, days’ sales outstanding and adjustments for each office.

We establish and bill at rates we expect to collect and have collected approximately 97% of the revenue we bill over the three years ending December 31, 2005, with adjustments and write offs making up the balance. Our accounts receivable balances less than 90 days old has improved to 73% of receivables at December 31, 2005 from 67% at December 31, 2004. Our day’s sales outstanding have improved as expected to 28 days in 2005 from 30 days over the same period prior year. The write-off process requires a write-off adjustment entry to the patient accounting system. Accounts written off as uncollectible are deducted from the allowance and subsequent recoveries are added.

Additions to the allowance for doubtful accounts are made by means of the provision for doubtful accounts and fee schedule adjustments. The provision for doubtful accounts relates primarily to “uninsured” amounts due directly from patients (including co-payments and deductible amounts from patients who have dental insurance coverage). The provision for fee schedule adjustments relates primarily to subsequent adjustments that result from billing based on outdated fee schedules. Components of the provision as a percentage of net revenue are as follows:

	Year ended December 31,
	2005	2004	2003

Fee schedule adjustments	2.5%	3.1%	2.7%
Doubtful accounts	0.8%	1.0%	2.4%
Total provision	3.3%	4.1%	5.1%

We assess the efficiency of our collections processes by evaluating the day’s sales outstanding. Our day’s sales outstanding as of December 31, 2005 were approximately 28 days and were 30 days in 2004 and 2003 which is consistent with management’s expectations. Decreases in the provision and improvements in our day’s sales outstanding is a result of centralizing certain billing and collections processes in 2003. This centralization has allowed non-office support staff to focus on the billing and collection process after the service has been performed. Adverse changes in general economic conditions, business office operations, payor mix, or trends in private employer dental care coverage could affect our collection of accounts receivable, cash flows and results of operations.

Inventories. Supplies inventory consists of disposable dental supplies and certain dental instruments and hand pieces used at our affiliated dental locations in the dispensing of care. We account for our supplies inventory using a periodic inventory system. To report the value of the inventory at the end of each period, we determine an estimate of supplies inventory per operatory and extrapolate this to the remaining offices. Any adjustment to our inventory balances is reflected in the current period as a change in estimate. Our estimate per operatory is based on a sampling of offices for which a physical inventory is performed during the period (approximately 1/3 of our offices were included in the sample for the December 31, 2005 estimate). We value the inventory using an estimated cost at the time the inventory was taken which approximates the lower of cost or market.

Goodwill, intangibles and long-lived assets. Long-lived assets include property and equipment, intangible assets to be held and used and goodwill resulting from reorganization value or step up in basis in excess of amounts allocable to identifiable assets. Long-lived assets, excluding goodwill and intangible assets with indefinite useful lives, are reviewed for impairment whenever events or changes in circumstances would suggest that these assets may be impaired. Goodwill and intangible assets with indefinite useful lives are tested for impairment annually during the fourth quarter, or more frequently if an event indicates that the asset might be impaired. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the entity with its net asset value (or carrying amount), including goodwill. If the fair value of the entity exceeds its net asset value, goodwill of the entity is considered not impaired and the second step of the goodwill impairment test is not needed. If the net asset value of the entity exceeds the fair market value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the entity’s goodwill with the carrying amount of that goodwill. If the carrying amount of the entity’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Subsequent to recognizing an impairment loss, the adjusted carrying amount of the intangible asset shall be its new accounting basis. Reversal of a previously recognized impairment loss is prohibited.

In the fourth quarter of 2005, we performed the annual impairment review of goodwill and indefinite-lived intangible assets and also assessed whether the indefinite-lived intangible assets continue to have indefinite lives. We engaged an independent party to perform valuations to assist in the impairment review. There were not any impairment charges as a result of this review.

Income taxes. We record a valuation allowance to reduce deferred income tax assets to the amount that is more likely than not to be realized. Our assessment of the realization of deferred income tax assets requires that estimates and assumptions be made as to taxable income of future periods. Projection of future period earnings is inherently difficult as it involves consideration of numerous factors such as our overall strategies, market growth rates, responses by competitors, assumptions as to operating expenses and other industry specific factors.

Fresh start accounting. Due to our emergence from Chapter 11 proceedings, we have implemented the “fresh start” accounting provisions of American Institute of Certified Public Accountants, or AICPA, Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” or SOP 90-7, in the financial statements. Although the effective date of our plan of reorganization was October 9, 2003, due to the immateriality of the results of operations for the period between September 30, 2003 and the effective date, we accounted for the consummation of the plan of reorganization as if it had occurred on September 30, 2003 and implemented fresh start reporting as of that date. As a consequence of the Chapter 11 reorganization, financial results for periods commencing on October 1, 2003, are referred to as the “reorganized company” and are not comparable to the financial statements for periods prior to October 1, 2003 which are referred to as the “predecessor company.”

Fresh start accounting requires that we adjust the historical cost of our assets and liabilities to their fair value at the effective date. The fair value of the reorganized company, or the reorganization value, of approximately $145.2 million was determined based on the sum of the negotiated enterprise value of the reorganized company and any liabilities that were outstanding after final negotiations and bankruptcy court approval. We engaged an independent appraiser to assist in determining the valuation. The independent appraiser used various valuation techniques to develop a range of enterprise values as a basis for negotiations between the predecessor company and its senior debt holders. The final enterprise value used in the reorganization was the result of significant negotiations between these senior debt holders and the predecessor company. The reorganized company’s capital structure included $37.7 million of debt outstanding under the credit agreement, $48.4 million of preferred stock, $20.3 million of common stock and warrants, and $38.7 million of other liabilities that were not eliminated or discharged under the plan of reorganization.

Purchase accounting. On December 15, 2004, DDJ Capital Management, LLC, acting on behalf of private equity funds that it manages, sold all of their securities in InterDent, Inc. to IDI Acquisition Corp., for $47.5 million in cash. IDI was a wholly owned subsidiary of Levine Leichtman Capital Partners II, L.P., InterDent, Inc.’s then minority stockholder, and was formed solely to facilitate this transaction. As a result of this and other related transactions, LLCP II became Interdent, Inc.’s new majority stockholder. Substantially concurrent with the consummation of the purchase by IDI Acquisition Corp. of the InterDent, Inc. securities, IDI Acquisition Corp. merged with and into InterDent Service Corporation.

The merger was completed on December 15, 2004 and for financial reporting purposes was accounted for effective December 31, 2004. The merger and related transaction resulted in a change in control of the Company as defined by the Emerging Issues Task Force of the Financial Accounting Standards Board (EITF) abstract 88-16, “Basis in Leveraged Buyout Transactions” (EITF 88-16). The consolidated financial statements at December 31, 2004 have been prepared in accordance with EITF 90-12 “Allocating Basis to Individual Assets and Liabilities for Transactions within the Scope of Issue No. 88-16” (EITF 90-12). Under the provisions of EITF 90-12 the fair value of the post merger company is allocated to its assets and the liabilities in a manner similar to accounting for a step acquisition.

Consistent with EITF 90-12, the change in control created a new entity and a portion of the retained earnings has been eliminated. Additionally, the assets and liabilities are shown net of any allowances, accumulated depreciation or amortization as of December 31, 2004.

Recent Accounting Pronouncements

Consolidation of Variable Interest Entities.  In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (FIN 46). FIN 46 applies to any business enterprise that has a controlling interest, contractual relationship or other business relationship with a variable interest entity (“VIE”) and establishes guidance for the consolidation of VIEs that function to support the activities of the primary beneficiary. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN 46 and issued Interpretation Number 46R, “Consolidation of Variable Interest Entities”,  an interpretation of ARB No. 51 (FIN 46R). The decision reached included a deferral of the effective date and provisions for additional scope exception for certain type of variable interests. The adoption of FIN 46R in January 2004 has not had a material effect on the Company’s financial statements.

Share Based Payments. In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments” (SFAS 123R). SFAS 123R is a revision of SFAS 123 and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed. However the SEC deferred the effective date of SFAS 123R for SEC registrants to the first fiscal year beginning after June 15, 2005. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company has determined that it will continue to use the Black-Scholes model to measure the fair value of employee stock options upon the adoption of SFAS 123R.

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.

The Company adopted SFAS 123R in the first quarter of 2006. SFAS 123R, “Share-Based Payment” requires that nonpublic entities that used the minimum value method of measuring equity share options and similar instruments for either recognition or pro forma disclosure purposes under SFAS 123 apply SFAS 123R using the “modified prospective” method.

Accounting for Certain Financial Instruments. In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (SFAS 150) effective at the beginning of the first interim period after June 15, 2003. SFAS 150 requires mandatorily redeemable instruments be classified as liabilities. The Company has adopted this Statement and classified its mandatorily redeemable preferred stock as a liability.

Accounting Changes and Error Corrections. In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was affected by a change in accounting principle, and (2) correction of errors in previously issued financial statements shall be termed a “restatement.” SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Item 7A.                                                  Quantitative and Qualitative Disclosure about Market Risk.

The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the securities in which we may invest in the future may be subject to market risk for changes in interest rates. To mitigate this risk, we plan to maintain a portfolio of cash equivalents and short-term investments in a variety of marketable securities, which may include commercial paper, money market funds, and government and non-government debt securities. Currently, we are exposed to minimal market risks. We manage the sensitivity of our results of operations to these risks by maintaining a conservative portfolio, which is comprised primarily of highly-rated, short term investments. We do not hold or issue derivative instruments, derivative commodity instruments or other financial instruments for trading purposes.

The risk associated with fluctuating interest rates is limited to our investment portfolio and our borrowings. We do not believe that a 10% change in interest rates would have a material effect on our results of operations or cash flows.

Item 8.                                                           Financial Statements and Supplementary Data.

See Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.                                                           Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure.

On October 14, 2004, we engaged Grant Thornton LLP as our independent registered public accounting firm to replace Ernst & Young LLP, whom we dismissed as our independent accountants effective August 3, 2004. Prior to engaging Grant Thornton LLP as our independent registered public accounting firm, we did not consult with them regarding the application of accounting principles to any specified transaction, either completed or proposed, regarding the type of audit opinion that might be rendered on our financial statements, or regarding any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K promulgated under the Securities Act. The decision to change accountants was approved by the audit committee of our board of directors.

The reports of Ernst & Young LLP on our consolidated financial statements for the year ended December 31, 2002, for the nine months ended September 30, 2003 and the three months ended December 31, 2003, did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audits of our financial statements for the year ended December 31, 2002, the nine months ended September 30, 2003 and the three months ended December 31, 2003, and in the subsequent interim period preceding the dismissal of Ernst & Young LLP, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

In connection with its audits of our consolidated financial statements for the year ended December 31, 2002, the nine months ended September 30, 2003 and the three months ended December 31, 2003, Ernst & Young LLP noted certain matters involving our internal controls and their operation that it considered to be reportable conditions. Reportable conditions involve matters that could adversely affect our ability to record, process, summarize and report financial data consistent with our management’s assertions in our consolidated financial statements. A material weakness is a reportable condition in which the design or operation of one or more of the specific internal control components does not reduce to a relatively low risk the risk that errors or fraud in amounts that would be material to our consolidated financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

In connection with its audit of our fiscal year 2002 consolidated financial statements Ernst & Young LLP noted a reportable condition related to limitations in our methodology for estimating bad debt allowances that make the adequacy of the allowance difficult to assess. These system limitations noted preclude us from performing a look back analysis to asses how our estimates for revenue adjustments and bad debt write offs compared to actual results. We have been aware of these limitations and have developed additional analytical tools to assess the adequacy of our allowance primarily through analysis of the relationship between revenue, cash collections and the provision for doubtful accounts. Also, our auditors identified our failure to prepare or review certain bank account reconciliations on a timely basis as a reportable condition. The potential effect on our financial statements related to this control deficiency would be an overstatement to cash and an understatement of expense related to unreconciled items and accordingly, we recorded an estimate for unrecorded reconciling items at December 31, 2002. In response to this finding, we also took steps to re-engineer our bank reconciliation process to ensure more timely completion of bank reconciliations.

Ernst & Young LLP also noted material weaknesses in connection with the 2002 audit related to the accuracy of the fee schedules upon which our billings are based; flaws in our prior physical inventory procedures; and inadequate record retention and approvals of certain payroll source documents. The accuracy of the fee schedules upon which our billings were based could result in billing improper amounts which could result in subsequent adjustments. We have been aware of this issue and in 2003, we allocated resources towards the maintenance of fee schedules in our system. While we continue to focus efforts on maintaining accurate fee schedules, the volume and pace of changing fee schedules requires that we continue to provide for fee schedule adjustments in our allowance for doubtful accounts methodology. Also noted were flaws in our prior physical inventory procedures which resulted in the double counting of fixed assets in our general ledger resulting in an overstatement of supply inventory and an understatement of dental supply expenses. These items were identified by our auditors during their audit and as a result we performed additional analysis to remove the double counted items in the balance sheet as of December 31, 2002. In response to this finding, we developed a comprehensive policy for the periodic physical counting of our supplies inventory that was implemented during the 4th quarter 2003. During their testing of internal controls over payroll Ernst & Young identified flaws in our process which resulted in inadequate record retention of certain payroll source documents and lack of documentation that payroll is reviewed prior to posting. This deficiency did not result in a direct mis-statement to the financial statements however our auditors increased their substantive testing over payroll to ensure there was no mis-statement.

Ernst & Young LLP noted reportable conditions in connection with its audit of our fiscal year 2003 consolidated financial statements, which Ernst & Young LLP did not consider to be material weaknesses, related to our failure to reconcile two payroll bank accounts in a timely manner during the year. These accounts were reconciled prior to the end of the audit and any adjustments are reflected in the appropriate period. Additionally, our failure to perform physical inventory counts at all of our locations was noted as a reportable condition by our auditors as the existence and valuation of our entire supplies inventory was not validated as of December 31, 2003. We have since revised our supplies inventory policy to address the deficiencies in our controls noted by our auditors.

We have implemented procedures and controls to address the conditions and weaknesses noted by Ernst & Young LLP and to enhance the reliability of our internal controls; however, Ernst & Young LLP has not reviewed any of these internal controls or procedures, and is not in a position to, and will not comment on, the sufficiency of such controls.

Item 9A.                                                  Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on that evaluation and solely because of the material weakness in internal control over financial reporting discussed below, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. However, we believe that the accompanying consolidated financial statements fairly present in all material respects our financial position and results of operations presented in this Form 10-K.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. While no material misstatement or adjustment was noted, management concluded that we did not maintain effective controls to mitigate the likelihood to less than remote that a material misstatement in our patient service revenue and related accounts receivable process would be prevented or detected, including the estimation and establishment of allowances for bad debts and fee rate change adjustments. Management’s conclusion was based on the effect of limitations of our industry standard dental practice management software on the estimation of our allowances and our need to strengthen the preventative controls surrounding our billing process.

In order to proactively address the material weakness noted above, in mid 2005, we began preparations to implement a new dental practice management system and are in the process of implementing this system and designing new controls and processes in conjunction with our preparations to be compliant with Section 404 of the Sarbanes Oxley Act by December 31, 2007.

There were no changes in the internal control over financial reporting that occurred during the year ended December 31, 2005 that materially affected, or that are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.                                                  Other Information.

None

Part III.

Item 10.                                                    Directors and Executive Officers of the Registrant.

The terms “we,” “us,” and “our” refers to InterDent, Inc. InterDent, Inc. owns 100% of the capital stock of InterDent Service Corporation. The management of InterDent, Inc. also serves InterDent Service Corporation in the same capacities, but without additional compensation. The names, ages and positions of each of our executive officers and directors as of December 31, 2005, are as follows:

Name	Age	Position
Ivar S. Chhina (3)	43	Chief Executive Officer, Director
Robert W. Hill	42	Chief Financial Officer, Treasurer and Secretary
Lauren Leichtman	56	Director
Steve Hartman (1)(2)	39	Director
Steve Hogan (1)	41	Director
Kimberly Pollack (2)	36	Director

(1)                                  Member of our audit committee.

(2)                                  Member of our compensation committee.

(3)                                  Chairman of the board of directors.

Executive Officers

Ivar S. Chhina has been with us since October 2001, serving as our Chief Executive Officer since January 2004, as our Chief Operating Officer from January 2003 to December 2003, and prior to that as the Special Assistant to the then-CEO, during which time Mr. Chhina led our operational turnaround and balance sheet restructuring. Prior to joining us, Mr. Chhina was President and Chief Operating Officer of ChartOne, Inc., a privately-held, national healthcare technology and service provider to approximately one third of U.S. hospitals. After helping lead the turnaround of ChartOne, Mr. Chhina helped grow it and led its spin-off and leveraged buyout from QuadraMed Corp., a public healthcare technology company. Prior to the spin-off, Mr. Chhina was a Division President for QuadraMed, with responsibilities that comprised substantially all of the spun-off operations. Mr. Chhina was with ChartOne/QuadraMed from 1998 to 2001. Before joining QuadraMed, from 1994 to 1998, Mr. Chhina was the Chief Financial Officer, and prior to that the Vice President of Finance, for PHG, Inc., a national healthcare and legal services company that merged with QuadraMed. Prior to that, from 1991 to 1994, Mr. Chhina was a Principal for Mehta & Co., Inc., a private equity merchant bank that specialized in the acquisition and turnaround of mid-size, underperforming companies in a variety of business sectors. At Mehta & Co., Mr. Chhina typically held senior management or active advisory roles with portfolio companies, including PHG, Inc. Mr. Chhina holds a dual bachelors degree in Economics and Political Science from the University of Nevada and a masters degree in International Policy Studies (International Economics) from the Middlebury College Monterey Institute of International Studies.

Robert W. Hill has served as our Chief Financial Officer since August 2004 and as our Treasurer and Secretary since October 2002. Mr. Hill joined us in April 2002 as Vice President - Finance and Accounting. From 1998 to 2001, Mr. Hill served as Vice President - Finance for Gruma Corporation, an international packaged goods company and parent of Mission Foods. Mr. Hill joined Gruma in 1992 and served in various capacities, including on Gruma’s management committee. Prior to joining Gruma, Mr. Hill held various positions with ARCO, a petroleum producer and marketer, and AmSouth Bank, a leading regional bank in the Southern United States. Mr. Hill holds a bachelor degree in Commerce and Business Administration from the University of Alabama and an MBA from Northwestern University’s Kellogg School of Management.

Directors

Steven E. Hartman has served as a member of our board of directors since October 2003 and is a member of our audit committee and is Chairperson of our compensation committee. Mr. Hartman is currently a Vice President and a Principal of Levine Leichtman Capital Partners, Inc., a private equity firm specializing in structured equity and deep value investments in middle market companies, and one of our principal stockholders. Mr. Hartman joined Levine Leichtman Capital Partners, Inc. in 1996. Mr. Hartman holds a bachelor degree from the University of California at Berkeley, a MBA from the Anderson School of Business at the University of California at Los Angeles and a JD from the UCLA School of Law.

Lauren B. Leichtman joined our board of directors in December 2004. In 1984, Ms. Leichtman co-founded and is currently the Chief Executive Officer and a Founding Principal of Levine Leichtman Capital Partners, Inc., a private equity firm specializing in structured equity and deep value investments in middle market companies, and one of our principal stockholders. Prior to co-founding Levine Leichtman Capital Partners, Inc., Ms. Leichtman practiced law in the public and private sectors, including with the SEC. Ms. Leichtman currently serves on the Board of Visitors of the Los Angeles Opera, on the Board of Directors of Aviva Family and Children Services and the Board of Trustees of the Windward School. Ms. Leichtman holds a bachelor degree from California State University, Northridge, a JD from Southwestern University School of Law and an LLM from Columbia University School of Law.

Stephen J. Hogan joined our board of directors in December 2004 and is Chairman of our audit committee. Mr. Hogan is currently Chief Financial Officer, Chief Administrative Officer and a Principal of Levine Leichtman Capital Partners, Inc., a private equity firm specializing in structured equity and deep value investments in middle market companies, and one of our principal stockholders. Mr. Hogan joined Levine Leichtman Capital Partners, Inc. in 1996 as its Chief Financial and Administrative Officer. Mr. Hogan holds a bachelor degree and an MBA from the University of Southern California. Mr. Hogan is also a Certified Public Accountant licensed by the State of California.

Kimberly L. Pollack joined our board of directors in October 2005. Ms. Pollack is currently a Managing Director of Levine Leichtman Capital Partners, Inc., a private equity firm specializing in structured equity and deep value investments in middle market companies, and one of our principal stockholders. Ms. Pollack joined Levine Leichtman Capital Partners, Inc. in 2001. Ms. Pollack holds a bachelor degree from the University of Illinois and an MBA from Northwestern University’s Kellogg School of Management.

Committees of the Board of Directors

Audit committee. The current members of our audit committee are Messrs. Hogan (Chairperson) and Hartman. The Board of Directors of the Company has determined that Mr. Hogan is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K; however, Mr. Hogan is not considered “independent” as that term is defined within Regulation S-K. Mr. Hogan is currently Chief Financial Officer, Chief Administrative Officer and a Principal of Levine Leichtman Capital Partners, Inc., one of our principal stockholders.

Compensation committee. The current members of our compensation committee are Mr. Hartman (Chairperson) and Ms. Pollack. Our compensation committee is responsible for providing recommendations to our board of directors concerning compensation levels for our senior executive officers and working with our senior executive officers on benefit and compensation programs for our employees, including matters relating to participation in profit sharing, bonus and stock option plans.

Code of Ethics

The Board of Directors has not yet adopted a Code of Ethics. The Company is in the process of developing an appropriate Code of Ethics and when this process is complete, will make a copy available to the public.

Item 11.                                                    Executive Compensation.

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to our Chief Executive Officer and our Chief Financial Officer during the year ended December 31, 2005. These two officers are our only named executive officers.

				Number of Shares
		Annual Compensation		Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Options	Compensation
Ivar S. Chhina
Chief Executive Officer	2005	$350,000	—	—	$11,004	(1)
	2004	$350,000	$342,500	10,702	$10,438	(1)
Robert W. Hill
Chief Financial Officer	2005	$195,336	—	2,285	—
	2004	$169,407	$137,270	1,698	—

(1)                                  Represents health insurance premiums paid on behalf of Mr. Chhina.

Stock Option Grants

The following table shows information regarding stock options granted to our named executive officers in the year ended December 31, 2005. The fair market value per share of the underlying stock on the grant date for the options identified in the table was determined by our board of directors. Unless otherwise noted, the options vested as to 25% of the underlying shares on the date of grant, with further vesting as to an additional 25% of the underlying shares on each of the three subsequent anniversaries of the date of grant, such that the options will be fully vested three years from the date of grant. No stock appreciation rights were granted to these individuals in the year ended December 31, 2005.

	Individual Grants
		Percent of				Potential Realizable Value At
	Shares	Total Options				Assumed Annual Rates of
	Underlying	Granted to	Exercise	Market Price		Stock Price Appreciation for
	Options	Employees in	Price Per	Per	Expiration	Option Term(2)
Name	Granted	Period(1)	Share	Share	Date	5%	10%
Robert W. Hill	2,285	24%	$175.52	$175.52	4/28/2012	163,273	380,496

Aggregate Option Exercises in Last Fiscal Year and Year-End Values

The following table provides summary information concerning exercised and unexercised outstanding stock options held by each of our named executive officers as of December 31, 2005. The value of unexercised in-the-money options at December 31, 2005 is calculated based upon a per share fair market value of the underlying stock of $175.52 on December 31, 2005, less the per share exercise price, and multiplied by the number of shares issuable upon exercise of the options, without taking into account any taxes that may be payable in connection with the option exercise. These individuals did not hold any stock appreciation rights in the year ended December 31, 2005.

	Number of Securities Underlying
	Unexercised Options At December 31,		Value of Unexercised In-the-Money
	2005		Options At December 31, 2005 (1)
Name	Exerciseable	Unexerciseable	Exerciseable	Unexerciseable
Ivar S. Chhina	6,689	4,013	187,138	128,732
Robert W. Hill	1,594	2,389	22,332	14,735

(1) There is no market for our shares and the value at December 31, 2005 is determined by our Board of Directors.

2003 Stock Option Plan

Our 2003 Stock Option Plan was approved by our board of directors and stockholders in October 2003. In April 2005, our board of directors and stockholders approved our Amended and Restated 2003 Stock Option Plan (as amended and restated, our 2003 Stock Option Plan). We have reserved 33,726 shares of our common stock for issuance under our 2003 Stock Option Plan, subject to adjustment for reorganizations, reclassifications, stock splits and dividends or other changes in our capital stock. As of December 31, 2005, options to purchase 33,387 shares of our common stock have been granted under our 2003 Stock Option Plan and are outstanding.

Our compensation committee administers our 2003 Stock Option Plan and any successor plans. The administrator has the power to select optionees, determine awards made under the plan and establish the exercise price and vesting or exercise periods for each option award. Our 2003 Stock Option Plan provides for the grant of incentive stock options under the provisions of Section 422 of the Internal Revenue Code or non-qualified stock options to our officers, directors, employees, consultants, advisors and other key persons. Neither Levine Leichtman Capital Partners, Inc. nor any of its affiliates, employees, officers, directors, consultants or other key persons may participate in our 2003 Stock Option Plan.

No award or series of awards to any single optionee may exceed 10% of the stock issuable under our 2003 Stock Option Plan. The exercise price per share may not be less than 100% of the fair market value of our common stock on the date of grant, and the term of any option may not exceed ten years. If, however, incentive stock options are granted to an employee who owns stock representing more than 10% of the voting power of all classes of our stock or the stock of any parent or subsidiary of ours, the exercise price of any incentive stock option granted must equal 110% of the fair market value of our common stock at the date of grant and the maximum term of the options must not exceed five years. To the extent required for “incentive stock option” treatment under Section 422 of the Internal Revenue Code, the aggregate fair market value of options becoming first exercisable by any one optionee during any calendar year may not exceed $100,000. Generally, and subject to the discretion of the plan administrator, 25% of the shares subject to an option granted under our 2003 Stock Option Plan vest on the grant date and 25% of the shares vest on each yearly anniversary of the grant date so that the option is fully vested three years from the grant date.

Options granted under our 2003 Stock Option Plan are not transferable by an optionee other than by will or by the laws of descent and distribution and during an optionee’s lifetime may only be exercised by the optionee or the optionee’s legal representative or guardian. If a participant’s employment is terminated for any reason other than death, disability or retirement, or is terminated without cause, any vested option exercisable on the termination date may be exercised within 90 days from the date of termination or the earlier expiration date of the option. If a participant is terminated for cause, any options which have become exercisable prior to the time of termination will immediately terminate. If a participant’s employment terminates as a result of death, disability or retirement after age 60, any vested option exercisable on the termination date may be exercised within 6 months from the date of termination or the earlier expiration date of the option, either by the optionee or by the optionee’s legal representative.

All unvested options granted under our 2003 Stock Option Plan will immediately vest and become exercisable upon the effective date of any of the following events:

•                  our dissolution or liquidation;

•                  the sale of substantially all of our assets;

•                  a merger, reorganization, consolidation or any other transaction in which the holders of our outstanding voting stock prior to the event do not own at least 15% of our voting power after the event;

•                  the sale of all of our stock to an unrelated third party; or

•                  any other transaction in which the holders of our outstanding voting stock prior to the transaction do not own at least 15% of our voting power after the transaction.

Upon the effectiveness of any of these events, our 2003 Stock Option Plan and any options granted thereunder will immediately terminate unless assumed or substituted for new awards by a successor entity or parent or subsidiary thereof. In the event of such a termination, a holder of outstanding options shall receive a per share cash payment from us equal to the difference between the average price per share of our common stock given to all other holders of our common stock for their shares in connection with the event and the per share exercise price of the holder’s options.

Until we have consummated an initial public offering of our common stock and as specified in an optionee’s option agreement, we have the right to repurchase shares issued to an optionee upon the optionee’s termination of employment for cause or bankruptcy. If we choose to not repurchase the shares, then our stockholders that are affiliated with Levine Leichtman Capital Partners II, L.P. have the right to repurchase the shares from the optionee. Our board of directors has the authority to amend or terminate our 2003 Stock Option Plan or any option awarded thereunder at any time. No termination or amendment may adversely affect any rights under any awards already granted to a participant unless consented to by the affected participant. To the extent necessary to comply with applicable provisions of federal securities laws, state corporate and securities laws, the Internal Revenue Code, the rules of any applicable stock exchange or national market system, and the rules of any non-U.S. jurisdiction applicable to awards granted to residents therein, we must obtain stockholder approval of any amendment to the 2003 Stock Option Plan in such a manner and to such a degree as required.

Limitation of Liability and Indemnification Matters

Our amended and restated certificate of incorporation eliminates the personal liability of our directors to us or our stockholders to the fullest extent permitted by Section 102 of the Delaware General Corporation Law. Pursuant to Section 102, this limitation of liability applies only to monetary damages and, presumably, would not affect the availability of equitable remedies such as injunction. Furthermore, each of our directors will continue to be subject to liability under Section 102 for breach of the director’s duty of loyalty to us or our stockholders, for acts or omissions which are not in good faith or which involve intentional misconduct or knowing violations of law, for payment of dividends or approval of stock repurchases or redemptions that are prohibited by Delaware law, and for actions leading to improper personal benefit to the director. This provision also does not affect our directors’ responsibilities under any other laws, such as the federal securities laws.

Section 145 of the Delaware General Corporation Law empowers us to indemnify our directors, officers, employees and other agents and to purchase insurance with respect to liability arising out of their capacity or status as directors, officers, employees or agents if they acted in good faith and in a manner they reasonably believed to be in or not opposed to our best interests, and, with respect to any criminal action or proceeding, had no reasonable cause to believe their conduct was unlawful. Our amended and restated certificate of incorporation and amended and restated bylaws provide that our directors, officers, employees or agents will be indemnified by us in accordance with and to the fullest extent permitted by the Delaware General Corporation Law, and that this right of indemnification will not be deemed exclusive of any other rights to which a person seeking indemnification may be entitled under any bylaw, agreement, vote of stockholders or otherwise. Pursuant to the terms of our amended and restated bylaws, we may, in our discretion and subject to certain limitations, pay or advance the expenses (including attorneys’ fees) of any director, officer, employee or agent incurred in defending any proceeding arising out of a person’s services as a director, officer, employee or agent. We maintain directors’ and officers’ liability insurance and intend to continue to maintain this insurance in the future.

We have entered into employment agreements with our Chief Executive Officer and Chief Financial Officer that provide, among other things, that we will indemnify these executive officers against liabilities incurred in connection with their employment. The agreements provide these executive officers with contractual indemnification rights in addition to the indemnification provided for in our amended and restated certificate of incorporation and amended and restated bylaws. We believe that these provisions and agreements are necessary to attract and retain qualified executive officers. There is no pending litigation or proceeding involving any of our directors, officers, employees or agents where indemnification by us will be required or permitted, and we are not aware of any threatened litigation or proceeding that may result in a claim for indemnification.

Sections 23B.08.500 through 23B.08.600 of the Washington Business Corporation Act, or the WBCA, authorize a court to award, or a corporation’s board of directors to grant, indemnification to directors and officers on terms sufficiently broad to permit indemnification under certain circumstances for liabilities arising under the Securities Act. InterDent Service Corporation’s restated articles of incorporation and amended and restated bylaws obligate InterDent Service Corporation to indemnify any of its directors to the fullest extent permitted by Washington law and permit the Board of Directors to indemnify non-director officers, employees and agents to the fullest extent permitted by Washington law. Section 23B.08.320 of the WBCA authorizes a corporation to eliminate or limit a director’s liability to the corporation or its shareholders for monetary damages for acts or omissions as a director, except in certain circumstances involving intentional misconduct, knowing violations of law or illegal corporate loans or distributions, or any transaction from which the director personally receives a benefit in money, property or services to which the director is not legally entitled. InterDent Service Corporation’s restated articles of incorporation contain provisions eliminating, to the fullest extent permitted by Washington law, a director’s liability to InterDent Service Corporation and its shareholders. The members of the board of directors and management of InterDent, Inc. also serve InterDent Service Corporation in the same capacities.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors and officers pursuant to the foregoing provisions, the opinion of the SEC is that such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

In connection with the stock purchase agreement by and among us and affiliates of each of LLCP and DDJ (whereby IDI Acquisition Corp. purchased certain of our outstanding securities held by affiliates of DDJ), we have agreed to give LLCP, the DDJ affiliates and their respective affiliates broad indemnification and have released them, after the closing of the transactions on December 15, 2004, from any claims that we and our affiliates may have against them (but excluding claims arising from breaches of any obligations under the stock purchase agreement). The agreement also calls for us to purchase a fully-paid extended reporting period endorsement for the next six years under our existing directors’ and officers’ liability insurance coverage for our directors and officers which retains coverage on terms not materially less favorable than those currently in effect.

Employment Agreements and Change-in-Control Arrangements

We have entered into an employment agreement with our Chief Executive Officer, Ivar S. Chhina, that is in effect until December 31, 2006, unless terminated earlier. Mr. Chhina’s annual base salary under the employment agreement is $350,000, subject to increase at the discretion of our board of directors. Mr. Chhina is also eligible to receive an annual performance bonus based on the achievement of objective performance targets mutually agreed upon by Mr. Chhina and our board of directors. Pursuant to the terms of Mr. Chhina’s employment agreement, we granted to him on two separate occasions options to purchase a number of shares of our common stock equal to 1% of the then-outstanding shares of our common stock on the date of grant, on a fully-diluted basis. These options vested with respect to 25% of the shares subject to the options on the date of grant and vest as to an additional 25% of the shares on each anniversary of the date of grant, so that the options are fully vested three years from the date of grant. Notwithstanding the foregoing, the options will immediately vest in full if we terminate Mr. Chhina’s employment without cause, if Mr. Chhina terminates his employment for good reason or if there is a change in control of us, each as defined in the employment agreement. The options will also immediately vest in full upon Mr. Chhina’s death or incapacity, or if he remains employed by us on December 31, 2006. If Mr. Chhina’s employment is terminated by us without cause or by him for good reason, then we are required to provide him specified severance benefits if he signs a release of claims against us. These severance benefits include: the payment of base salary and health benefits for one year following the termination; the pro-rated payment of Mr. Chhina’s annual performance bonus based upon the achievement of 100% of the performance targets established for the calendar year in which the termination occurs; and immediate vesting in full of the options discussed above. Our obligation to provide Mr. Chhina with these severance benefits is contingent upon his compliance with confidentiality, non-competition and non-solicitation provisions of his employment agreement.

We have also entered into an employment agreement with our Chief Financial Officer, Robert W. Hill, which became effective on August 3, 2004. We employ Mr. Hill on an at will basis, which means we or he may terminate his employment at any time and for any reason, either with or without cause, as defined in the employment agreement. Mr. Hill’s current annual base salary is $200,000. He is eligible for an incentive bonus if we reach our earnings objective for the calendar year, as determined by our Chief Executive Officer. Mr. Hill’s employment agreement does not grant him options, but options he is granted pursuant to our 2003 Stock Option Plan or otherwise will immediately vest in full in the event of his death or physical disability, if we terminate him without cause, or if there is a change in control of us, each as defined in the employment agreement. If we terminate Mr. Hill’s employment without cause, we are obligated to pay him his monthly base salary for twelve months following the termination. Our obligation to continue to pay Mr. Hill his monthly base salary following a termination without cause is contingent upon his compliance with confidentiality, non-competition and non-solicitation provisions contained in the employment agreement.

Compensation of Directors

We pay each of our non-employee directors an annual fee of $62,500 and reimburse our directors for reasonable out-of-pocket expenses incurred in connection with attending board meetings. Our directors that are affiliated with LLCP may not participate in our 2003 Stock Option Plan.

Item 12.                                                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

InterDent Service Corporation is a wholly owned subsidiary of InterDent, Inc. For the purposes of this section, the terms “we,” “us” and “our” refer to InterDent, Inc. The following table sets forth information known to us with respect to the beneficial ownership of our outstanding capital stock as of December 31, 2005, for:

•                  each person, or affiliated group of persons, that beneficially owns greater than 5% of any class of our voting stock;

•                  each of our directors;

•                  each of the named executive officers; and

•                  all of our directors and executive officers as a group.

Information with respect to beneficial ownership as of December 31, 2005 has been furnished to us by each director, officer, or beneficial owner of greater than 5% of any class of our voting stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to all shares of stock shown as beneficially owned by them.

Applicable percentage ownership noted in the table is based on 1,000 shares of our Class A Preferred Stock, 52,672 shares of our Class B Preferred Stock and 105,521 shares of our Class C Common Stock outstanding as of December 31, 2005. No shares of our Class A Common Stock or Class B Common Stock, which are issuable upon the conversion of the Class A Preferred Stock and Class B Preferred Stock, respectively, were issued or outstanding as of December 31, 2005. With respect to any matter upon which the holders of our Class A Preferred Stock and/or Class B Preferred Stock are entitled to vote, a holder of those shares is entitled to the number of votes equal to the number of shares of Class A Common Stock or Class B Common Stock into which the holder’s shares of Class A Preferred Stock or Class B Preferred Stock could be converted. With respect to any matter upon which the holders of Class C Common Stock are entitled to vote, a holder of those shares is entitled to one vote for each share held.

	Class A Preferred Stock			Class B Preferred Stock			Class C Common Stock
Name of Beneficial Owner(1)	Total Number of Shares Beneficially Owned		Percentage Beneficially Owned	Total Number of Shares Beneficially Owned		Percentage Beneficially Owned	Total Number of Shares Beneficially Owned		Percentage Beneficially Owned
Greater than 5% Stockholders
Entities affiliated with Levine Leichtman Capital Partners, Inc.	1,000	(2)	100%	52,672	(3)	100%	275,422	(4)	96.9%
Directors & Executive Officers
Kimberly L. Pollack	1,000	(5)	100%	52,672	(6)	100%	275,422	(7)	96.9%
Steven E. Hartman	1,000	(8)	100%	52,672	(9)	100%	275,422	(10)	96.9%
Lauren B. Leichtman	1,000	(11)	100%	52,672	(12)	100%	275,422	(13)	96.9%
Stephen J. Hogan	1,000	(14)	100%	52,672	(15)	100%	275,422	(16)	96.9%
Ivar S. Chhina	0		0%	0		0%	7,195	(17)	2.5%
Robert W. Hill	0		0%	0		0%	1,594	(18)	0.6%
All directors and executive officers as a group (6 persons)(19)	1,000		100%	52,672		100%	284,211		100.0%

(1)	Unless otherwise noted, the address for each stockholder is c/o InterDent, Inc., 222 North Sepulveda Blvd., Suite 740, El Segundo, California 90245.

(2)

Consists of 1,000 shares of Class A Preferred Stock held by Levine Leichtman Capital Partners II, L.P. Steven E. Hartman, Kimberly L. Pollack, Lauren B. Leichtman and Stephen J. Hogan are each members of our board of directors. Ms. Leichtman is a Founding Principal, Messrs. Hogan and Hartman are Principals and Ms. Pollack is a Managing Director of Levine Leichtman Capital Partners, Inc., which is the general partner of LLCP California Equity Partners II, L.P., which is the general partner of Levine Leichtman Capital Partners II, L.P. Messrs. Hartman and Hogan and Ms. Leichtman and Pollack in conjunction with their positions with Levine Leichtman Capital Partners, Inc., exercise voting and investment power over the shares held by Levine Leichtman Capital Partners II, L.P. Messrs. Hartman and Hogan and Ms. Leichtman and Pollack each disclaim beneficial ownership of the shares held by Levine Leichtman Capital Partners II, L.P., except to the extent of their respective pecuniary interests therein. The address of Levine Leichtman Capital Partners II, L.P. is c/o Levine Leichtman Capital Partners, Inc., 335 North Maple Drive, Suite 240, Beverly Hills, California 90210, Attn: Stephen J. Hogan.

(3)

Consists of 52,672 shares of Class B Preferred Stock held by Pleasant Street Investors, LLC. Pleasant Street Investors, LLC acquired the shares held by it directly from us in connection with our 2003 bankruptcy reorganization. Steven E. Hartman, Kimberly L. Pollack, Lauren B. Leichtman and Stephen J. Hogan are each members of our board of directors. Ms. Leichtman is a Founding Principal, Messrs. Hogan and Hartman are Principals and Ms. Pollack is a Managing Director of Levine Leichtman Capital Partners, Inc., which is the general partner of LLCP California Equity Partners II, L.P., which is the general partner of Levine Leichtman Capital Partners II, L.P., which is the sole member of Pleasant

Street Investors, LLC. Messrs. Hartman and Hogan and Ms. Leichtman and Pollack, in conjunction with their positions with Levine Leichtman Capital Partners, Inc., exercise voting and investment power over the shares held by Pleasant Street Investors, LLC. Messrs. Hartman and Hogan and Ms. Leichtman and Pollack each disclaim beneficial ownership of the shares held by Pleasant Street Investors, LLC, except to the extent of their respective pecuniary interests therein. The address of Pleasant Street Investors, LLC is c/o Levine Leichtman Capital Partners, Inc., 335 North Maple Drive, Suite 240, Beverly Hills, California 90210, Attn: Stephen J. Hogan.

(4)

Includes 105,000 shares of Class C Common Stock and 170,422 shares of Class C Common Stock that are subject to warrants that are exercisable within 60 days of December 31, 2004, all of which are held by Levine Leichtman Capital Partners II, L.P. Steven E. Hartman, Kimberly L. Pollack, Lauren B. Leichtman and Stephen J. Hogan are each members of our board of directors. Ms. Leichtman is a Founding Principal, Messrs. Hogan and Hartman are Principals and Ms. Pollack is a Managing Director of Levine Leichtman Capital Partners, Inc., which is the general partner of LLCP California Equity Partners II, L.P., which is the general partner of Levine Leichtman Capital Partners II, L.P. Messrs. Hartman and Hogan and Ms. Leichtman and Pollack, in conjunction with their positions with Levine Leichtman Capital Partners, Inc., exercise voting and investment power over the shares held by Levine Leichtman Capital Partners II, L.P. Messrs. Hartman and Hogan and Ms. Leichtman and Pollack each disclaim beneficial ownership of the shares held by Levine Leichtman Capital Partners II, L.P., except to the extent of their respective pecuniary interests therein. The address of Levine Leichtman Capital Partners II, L.P. is c/o Levine Leichtman Capital Partners, Inc., 335 North Maple Drive, Suite 240, Beverly Hills, California 90210, Attn: Stephen J. Hogan.

(5)

Consists entirely of shares of Class A Preferred Stock beneficially owned by Levine Leichtman Capital Partners II, L.P. Ms. Pollack is a member of our board of directors. Ms. Pollack is a Managing Director of Levine Leichtman Capital Partners, Inc., which is an affiliate of Levine Leichtman Capital Partners II, L.P., and exercises voting and investment power over the shares held by Levine Leichtman Capital Partners II, L.P. Ms. Pollack disclaims beneficial ownership of these shares except to the extent of her pecuniary interest in the holder thereof. See footnote 2 above.

(6)

Consists entirely of shares of Class B Preferred Stock beneficially owned by Pleasant Street Investors, LLC. Ms. Pollack is a member of our board of directors. Ms. Pollack is a Managing Director of Levine Leichtman Capital Partners, Inc., which is an affiliate of Pleasant Street Investors, LLC, and exercises voting and investment power over the shares held by Pleasant Street Investors, LLC. Ms. Pollack disclaims beneficial ownership of these shares except to the extent of her pecuniary interest in the holder thereof. See footnote 3 above.

(7)

Consists entirely of 105,000 shares of Class C Common Stock and 170,422 shares of Class C Common Stock that are subject to a warrant that is exercisable within 60 days of December 31, 2004, all of which are held by Levine Leichtman Capital Partners II, L.P. Ms. Pollack is a member of our board of directors. Ms. Pollack is a Managing Director of Levine Leichtman Capital Partners, Inc., which is an affiliate of Levine Leichtman Capital Partners II, L.P., and exercises voting and investment power over the shares held by Levine Leichtman Capital Partners II, L.P. Ms. Pollack disclaims beneficial ownership of these shares except to the extent of her pecuniary interest in the holder thereof. See footnote 4 above.

(8)

Consists entirely of shares of Class A Preferred Stock beneficially owned by Levine Leichtman Capital Partners II, L.P. Mr. Hartman is a member of our board of directors. Mr. Hartman is a Principal of Levine Leichtman Capital Partners, Inc., which is an affiliate of Levine Leichtman Capital Partners II, L.P., and exercises voting and investment power over the shares held by Levine Leichtman Capital Partners II, L.P. Mr. Hartman disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in the holder thereof. See footnote 2 above.

(9)

Consists entirely of shares of Class B Preferred Stock beneficially owned by Pleasant Street Investors, LLC. Mr. Hartman is a member of our board of directors. Mr. Hartman is a Principal of Levine Leichtman Capital Partners, Inc., which is an affiliate of Pleasant Street Investors, LLC, and exercises voting and investment power over the shares held by Pleasant Street Investors, LLC. Mr. Hartman disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in the holder thereof. See footnote 3 above.

(10)

Consists entirely of 105,000 shares of Class C Common Stock and 170,422 shares of Class C Common Stock that are subject to a warrant that is exercisable within 60 days of December 31, 2004, all of which are held by Levine Leichtman Capital Partners II, L.P. Mr. Hartman is a member of our board of directors. Mr. Hartman is a Principal of Levine Leichtman Capital Partners, Inc., which is an affiliate of Levine Leichtman Capital Partners II, L.P., and exercises voting and investment power over the shares held by Levine Leichtman Capital Partners II, L.P. Mr. Hartman disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in the holder thereof. See footnote 4 above.

(11)

Consists entirely of shares of Class A Preferred Stock beneficially owned by Levine Leichtman Capital Partners II, L.P. Ms. Leichtman is a member of our board of directors. Ms. Leichtman is a Founding Principal of Levine Leichtman Capital Partners, Inc., which is an affiliate of Levine Leichtman Capital Partners II, L.P., and exercises voting and investment power over the shares held by Levine Leichtman Capital Partners II, L.P. Ms. Leichtman disclaims beneficial ownership of these shares except to the extent of her pecuniary interest in the holder thereof. See footnote 2 above.

(12)

Consists entirely of shares of Class B Preferred Stock beneficially owned by Pleasant Street Investors, LLC. Ms. Leichtman is a member of our board of directors. Ms. Leichtman is a Founding Principal of Levine Leichtman Capital Partners, Inc., which is an affiliate of Pleasant Street Investors, LLC, and exercises voting and investment power over the shares held by Pleasant Street Investors, LLC. Ms. Leichtman disclaims beneficial ownership of these shares except to the extent of her pecuniary interest in the holder thereof. See footnote 3 above.

(13)

Consists entirely of 105,000 shares of Class C Common Stock and 170,422 shares of Class C Common Stock that are subject to a warrant that is exercisable within 60 days of December 31, 2004, all of which are held by Levine Leichtman Capital Partners II, L.P. Ms. Leichtman is a member of our board of directors. Ms. Leichtman is a Founding Principal of Levine Leichtman Capital Partners, Inc., which is an affiliate of Levine Leichtman Capital Partners II, L.P., and exercises voting and investment power over the shares held by Levine Leichtman Capital Partners II, L.P. Ms. Leichtman disclaims beneficial ownership of these shares except to the extent of her pecuniary interest in the holder thereof. See footnote 4 above.

(14)

Consists entirely of shares of Class A Preferred Stock beneficially owned by Levine Leichtman Capital Partners II, L.P. Mr. Hogan is a member of our board of directors. Mr. Hogan is a Principal of Levine Leichtman Capital Partners, Inc., which is an affiliate of Levine Leichtman Capital Partners II, L.P., and exercises voting and investment power over the shares held by Levine Leichtman Capital Partners II, L.P. Mr. Hogan disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in the holder thereof. See footnote 2 above.

(15)

Consists entirely of shares of Class B Preferred Stock beneficially owned by Pleasant Street Investors, LLC. Mr. Hogan is a member of our board of directors. Mr. Hogan is a Principal of Levine Leichtman Capital Partners, Inc., which is an affiliate of Pleasant Street Investors, LLC, and exercises voting and investment power over the shares held by Pleasant Street Investors, LLC. Mr. Hogan disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in the holder thereof. See footnote 3 above.

(16)

Consists entirely of 105,000 shares of Class C Common Stock and 170,422 shares of Class C Common Stock that are subject to a warrant that is exercisable within 60 days of December 31, 2004, all of which are held by Levine Leichtman Capital Partners II, L.P. Mr. Hogan is a member of our board of directors. Mr. Hogan is a Principal of Levine Leichtman Capital Partners, Inc., which is an affiliate of Levine Leichtman Capital Partners II, L.P., and exercises voting and investment power over the shares held by Levine Leichtman Capital Partners II, L.P. Mr. Hogan disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in the holder thereof. See footnote 4 above.

(17)

Includes 506 shares of Class C Common Stock held as trustee of the Ivar S. Chhina & Joanne M. Chhina Joint Living Trust dated June 15, 2001 and 6,689 shares of Class C common stock subject to options exercisable within 60 days of December 31, 2005.

(18)	Includes 1,594 shares of Class C common stock subject to options exercisable within 60 days of December 31, 2005.

(19)	Total numbers of shares include shares held by entities affiliated with our directors and named executive officers. See footnotes 2 through 18 above.

Item 13.                                                    Certain Relationships and Related Transactions.

As a result of the 2004 transactions described in this prospectus, entities affiliated with Levine Leichtman Capital Partners, Inc., or LLCP, now own substantially all of the capital stock of InterDent, Inc., the parent of InterDent Service Corporation.

Our 2003 Reorganization

On May 9, 2003, we and our parent, InterDent, Inc., filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. Our joint plan of reorganization was confirmed by the bankruptcy court on September 3, 2003 and the court’s confirmation order became effective on October 9, 2003. Pursuant to our plan of reorganization, InterDent, Inc.’s outstanding senior secured debt was cancelled and its holders, entities affiliated with LLCP and DDJ Capital Management, LLC, or DDJ, were issued shares of InterDent, Inc.’s preferred stock representing 39.9% and 59.9% of InterDent, Inc.’s outstanding capital stock, respectively. Additionally, these entities affiliated with LLCP and DDJ were entitled to nominate two and three members of InterDent, Inc.’s five-member board of directors, respectively. Prior to the consummation of the 2004 transactions discussed below, these entities’ proportionate ownership and their director nomination rights remained the same since our 2003 reorganization. See “Business—Our 2003 Reorganization.”

Stock Purchase Agreement and Related Transactions

On November 10, 2004, InterDent, Inc. entered into a stock purchase agreement with affiliates of each of LLCP and DDJ, pursuant to which IDI Acquisition Corp., a wholly owned subsidiary of Levine Leichtman Capital Partners II, L.P., or LLCP II, an affiliate of LLCP, purchased all of InterDent, Inc.’s outstanding securities that were held by affiliates of DDJ, an entity unrelated to IDI, for $47.5 million. The purchase for the securities sold by DDJ to IDI Acquisition Corp. was determined based on arms-length negotiations, and reflected an enterprise valuation of approximately $115 to $120 million.

IDI Acquisition Corp., which had no operations or material assets, was formed solely to facilitate the offering of the original notes, the purchase of InterDent, Inc.’s securities that were held by the DDJ affiliates, and the purchase of InterDent, Inc.’s securities that were held by unrelated third parties pursuant to “bring along” provisions discussed below and as contemplated in the stock purchase agreement. A portion of the net proceeds of the original note offering provided the funds necessary for the purchase by IDI Acquisition Corp. of InterDent, Inc.’s securities held by the DDJ affiliates and these unrelated third parties.

InterDent, Inc.’s amended and restated certificate of incorporation and shareholders agreement to which all holders of its capital stock (including securities convertible into or exchangeable for capital stock) are bound contain “bring along” provisions which provide that if the DDJ affiliates, as the holders of all outstanding shares of InterDent, Inc.’s Class A Common Stock and Class A Preferred Stock, elect to sell all of those shares to an unrelated third party, such as IDI Acquisition Corp., then all other holders of InterDent, Inc.’s capital stock (including securities convertible into or exchangeable for capital stock) may be required by the DDJ affiliates to sell all of their securities to the buyer at the same price and on the same terms and conditions on which the DDJ affiliates sell. DDJ held all of the Class A Preferred Stock and no Class A Common Stock was outstanding. DDJ asserted the “bring along” provisions requiring all other holders of our outstanding securities (other than securities held by InterDent, Inc.’s management and by LLCP II or its affiliates) to sell their securities to IDI Acquisition Corp.

A former holder of Class E Warrants and Class F Warrants has informed us that it disagrees with the application of the “bring along” provisions in connection with the transactions effectuated by the stock purchase agreement. If these former warrant holders were to successfully assert that the “bring along” provisions were not applicable to the transactions effectuated by the stock purchase agreement, then each affected former warrant holder would likely be entitled to retain its warrants. All of the warrants will expire on October 9, 2008. Our obligation under the notes, and InterDent, Inc.’s guarantee of our obligation, would not be affected if these former warrant holders retained their interests in InterDent, Inc., but InterDent, Inc. could be subject to claims by LLCP, the DDJ affiliates and their respective affiliates in connection with any costs and expenses relating to disputes regarding the “bring along” provisions as a result of its indemnification obligations under the stock purchase agreement. InterDent, Inc. believes the former holder’s position is without legal merit and it intends to protect its interests in this matter through appropriate legal steps.

InterDent, Inc. agreed in the stock purchase agreement to indemnify LLCP II, DDJ and their respective affiliates from damages that may incur from claims by third party-security holders or otherwise as a result of the exercise of the “bring along” provisions. The DDJ affiliates and their respective affiliates agreed that, if they are entitled to indemnification from InterDent, Inc., they will first submit a claim to any applicable insurer and will not assert indemnification rights against InterDent, Inc. unless payment by the insurer is not made within 30 days or the insurer notifies them that it denies the claim. InterDent, Inc. agreed to indemnify LLCP and its affiliates, including IDI Acquisition Corp., against all liabilities incurred in fulfilling its indemnification obligations under the stock purchase agreement. In accordance with the terms of the stock purchase agreement, InterDent, Inc. purchased a fully-paid extended reporting period endorsement to its existing policy of directors’ and officers’ liability insurance with coverage for six years following the closing of the original note offering for the benefit of its existing directors and officers. In addition, pursuant to the stock purchase agreement, InterDent, Inc. agreed to release LLCP, the DDJ affiliates and their affiliates from any claims that InterDent, Inc. and its affiliates may have against them (but excluding claims arising from breaches of any obligation under the stock purchase agreement). Accordingly, to the extent of the release, InterDent, Inc. and its affiliates will not be able to make claims against the released parties.

As a result of the transactions effectuated under the stock purchase agreement, which were consummated on December 15, 2004, entities affiliated with LLCP now beneficially own substantially all of InterDent, Inc.’s outstanding capital stock. Pursuant to the terms of the stock purchase agreement, effective upon the closing of the sale of shares from the DDJ affiliates to IDI Acquisition Corp. InterDent, Inc.’s three directors affiliated with DDJ, Mr. Craig, Mr. McDonald and Ms. Mencher, resigned from InterDent, Inc.’s board of directors and the resulting vacancies were filled by nominees designated by LLCP.

Preferred Stock Issuance

At the completion of the original note offering, InterDent, Inc. issued shares of a new series of senior “payable-in-kind” preferred stock due 2014 to LLCP II for $3.5 million. The proceeds of the sale of preferred stock were contributed to and accounted for by us as common equity. LLCP II received a funding fee from InterDent, Inc. equal to 5% of the purchase price of the preferred stock.

The preferred stock that InterDent, Inc. issued to LLCP II is senior “payable-in-kind” preferred stock that matures on January 1, 2014. Required dividends accrue at 15% annually, and is payable monthly. InterDent, Inc. is permitted to pay required dividends either in cash (if permitted by its other applicable debt covenants) or “in kind” through the issuance of additional shares of the preferred stock. The amended and restated certificate of incorporation filed in connection with the issuance of the preferred stock contains covenants that are substantially similar to the covenants applicable to the notes, but also prohibits InterDent, Inc. from incurring any additional debt or trade payables. The preferred stock ranks senior in right of payment to all of InterDent, Inc.’s future subordinated common and preferred stock and is subordinated to all existing and future obligations of its existing and future subsidiaries. InterDent, Inc. has the option to redeem the preferred stock prior to its maturity at rates ranging from 100% to 115% of the aggregate principal amount, depending on the timing of the redemption as specified in the amended and restated certificate of incorporation.

Merger Agreement

Concurrently with the closing of the original note offering, we entered into an agreement and plan of merger, or merger agreement, with IDI Acquisition Corp. (and, for the limited purposes stated therein, with InterDent, Inc.). Substantially concurrent with the consummation of the original note offering, and the purchase by IDI Acquisition Corp. of InterDent, Inc.’s shares held by the DDJ affiliates and certain other outstanding securities pursuant to the “bring along” provisions, IDI Acquisition Corp. merged with and into us. InterDent, Inc.’s shares that were acquired by IDI Acquisition Corp. pursuant to the terms of the stock purchase agreement were cancelled in the merger, except for 1,000 shares of InterDent, Inc.’s Class A preferred stock that were transferred through the ownership tiers ultimately to LLCP II, as consideration for the merger. In addition, in connection with the merger, InterDent, Inc. issued a warrant to purchase 95,000 shares of the Class C Common Stock and 5,000 shares of Class C Common Stock to LLCP II. The warrant and Class C Common Stock were issued solely to affect the fully diluted ownership of the new majority shareholder and not for any services provided or other value created. As a result of these security issuances, immediately following the completion of the original note offering and the related transactions described above, entities affiliated with LLCP beneficially owned substantially all of the outstanding capital stock of InterDent, Inc. and current and former management held options to purchase approximately 7.5% of InterDent, Inc.’s common stock on a fully diluted basis. By operation of the merger, we assumed the notes and succeeded to all of the rights, obligations and restrictions of the indenture governing the notes.

In April 2005, our board of directors authorized the payment of a management fee in the amount of $0.25 million to our majority shareholder for certain services to be provided to us over the remainder of the calendar year.

Item 14.                                                    Principal Accounting Fees and Services.

The following table presents fees billed for professional audit services rendered by our principal accountant Grant Thornton LLP since they were engaged in October 2004 and Ernst & Young LLP, our principal accountant prior to Grant Thornton LLP (in thousands):

	2005	2004
Audit Fees (1)	$264	$255
Audit Related Fees (2)	152	457
Tax Fees	—	—
All Other Fees	—	—

Total	$416	$712

(1) Audit fees consisted of fees for services performed in the audit of the financial statements, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits. In connection with our bond offering, we had an interim audit performed as of September 30, 2004.

(2) Audit related fees include payment for services in connection with the merger including but not limited to the bond offering under Rule 144A, the subsequent filing of the Company’s registration statement and audits in connection with the bond offering.

Policy on Board of Directors Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

Consistent with SEC policies regarding auditor independence, the Audit Committee of the Board of Directors of the Company has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee of the Board of Directors has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Part IV.

Item 15.                                                    Exhibits and Financial Statement Schedules.

Financial Statements

1.	Index to Financial Statements:
See Consolidated Financial Statements included as part of this Form 10-K

Exhibits

Exhibit Number	Description
21.1	List of subsidiaries
31.1	CEO Section 302 Certification
31.2	CFO Section 302 Certification
32.1	CEO & CFO Section 906 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERDENT SERVICE CORPORATION

By:	/s/ IVAR S. CHHINA
Ivar S. Chhina
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ IVAR S. CHHINA	Chief Executive Officer and Director	April 11, 2006
Ivar S. Chhina	(Principal Executive Officer)

/s/ROBERT W. HILL	Chief Financial Officer, Treasurer	April 11, 2006
Robert W. Hill	and Secretary (Principal Financial
Officer and Principal Accounting
Officer)

/s/Steven E. Hartman	Director	April 11, 2006

/s/Lauren B. Leichtman	Director	April 11, 2006

/s/Stephen J. Hogan	Director	April 11, 2006

/s/Kimberly L. Pollack	Director	April 11, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERDENT, INC.

By:	/s/ IVAR S. CHHINA
Ivar S. Chhina
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ IVAR S. CHHINA	Chief Executive Officer and Director	April 11, 2006
Ivar S. Chhina	(Principal Executive Officer)

/s/ROBERT W. HILL	Chief Financial Officer, Treasurer	April 11, 2006
Robert W. Hill	and Secretary (Principal Financial
Officer and Principal Accounting
Officer)

/s/Steven E. Hartman	Director	April 11, 2006

/s/Lauren B. Leichtman	Director	April 11, 2006

/s/Stephen J. Hogan	Director	April 11, 2006

/s/Kimberly L. Pollack	Director	April 11, 2006

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm, Grant Thornton LLP	F-2
Report of Independent Registered Public Accounting Firm, Ernst & Young LLP	F-3

Consolidated Balance Sheets	F-4
Reorganized Company—December 31, 2005 and 2004	F-4

Consolidated Statements of Operations	F-5
Reorganized Company—years ended December 31, 2005 and 2004	F-5
Reorganized Company—three months ended December 31, 2003	F-5
Predecessor Company—nine months ended September 30, 2003	F-5

Consolidated Statements of Shareholders’ Equity	F-6
Reorganized Company—years ended December 31, 2005 and 2004	F-6
Reorganized Company—three months ended December 31, 2003	F-6
Predecessor Company—nine months ended September 30, 2003	F-6

Consolidated Statements of Cash Flows	F-7
Reorganized Company—years ended December 31, 2005 and 2004	F-7
Reorganized Company—three months ended December 31, 2003	F-7
Predecessor Company—nine months ended September 30, 2003	F-7

Notes to Consolidated Financial Statements	F-9

FINANCIAL STATEMENT SCHEDULE

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004, three months ended December 31, 2003, and nine months ended September 30, 2003	F-31

Report of Independent Registered Public Accounting Firm

Board of Directors

InterDent, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of InterDent, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InterDent, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole as of and for each of the two years ended December 31, 2005 and 2004. The accompanying Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule for the years ended December 31, 2005 and 2004 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Los Angeles, California
April 4, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors

InterDent, Inc. and Subsidiaries

We have audited the consolidated statements of operations, shareholders’ equity and cash flows for the three months ended December 31, 2003 (Reorganized Company operating period), and we have audited the consolidated statements of operations, shareholders’ equity (deficit) and cash flows of the Predecessor Company for the nine-month period ended September 30, 2003 (Predecessor Company operating period). Our audit also included the financial statement schedule for the three months ended December 31, 2003 (Reorganized Company operating period) the nine months ended September 30, 2003 (Predecessor Company operating period), listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the three months ended December 31, 2003 (Reorganized Company operating period) and the nine months ended September 30, 2003 (Predecessor Company operating period), in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the three months ended December 31, 2003 (Reorganized Company operating period) and the nine months ended September 30, 2003 (Predecessor Company operating period), when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/S/ ERNST & YOUNG LLP

Los Angeles, California

April 16, 2004

InterDent, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	Reorganized Company
	December 31, 2005	December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$1,519	$—
Accounts receivable—net of allowances of $1,909 and zero at December 31, 2005 and 2004, respectively	12,645	13,857
Supplies inventory	6,454	5,791
Prepaid expenses and other current assets	3,291	5,073

Total current assets	23,909	24,721

Property and equipment, net	23,883	17,970
Goodwill	74,774	75,889
Intangible assets, net	16,006	17,607
Other assets	6,247	6,628

Total assets	$144,819	$142,815

Liabilities
Current liabilities:
Accounts payable	$8,060	$7,770
Accrued payroll and related costs	9,461	9,363
Other current liabilities	10,729	7,770
Current portion of long-term debt and capital lease obligations	90	662

Total current liabilities	28,340	25,565

Capital lease obligations, net of current portion	239	336
Senior secured revolving credit facility	1,308	—
Long-term debt, net of current portion	80,000	80,000
Mandatorily redeemable preferred stock	4,088	3,500
Other long-term liabilities	1,052	519
Accumulated dividends	998	559

Total long-term liabilities	87,685	84,914

Total liabilities	116,025	110,479

Shareholders’ equity
Convertible preferred stock, $0.001 par value, 281,679 shares authorized:
Class A 229,007 shares authorized, 1,000 and 229,007 issued and outstanding at December 31, 2005 and 2004, respectively	—	—
Class B 52,672 shares authorized, issued and outstanding at December 31, 2005 and 2004	8,650	8,650
Common stock, $0.001 par value, 981,679 shares authorized:
Class A 229,007 shares authorized, zero shares issued and outstanding in 2005 and 2004	—	—
Class B 52,672 shares authorized, zero shares issued and outstanding at December 31, 2005 and 2004	—	—
Class C 700,000 shares authorized; 105,521 and 100,521 shares issued and outstanding at December 31, 2005 and 2004	—	—
Additional paid-in capital	21,592	21,565
(Accumulated deficit) retained earnings	(1,448)	2,121
Total shareholders’ equity	28,794	32,336
Total liabilities and shareholders’ equity	$144,819	$142,815

See accompanying notes to financial statements.

InterDent, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands)

	Reorganized Company			Predecessor Company
	Year Ended December 31, 2005	Year Ended December 31, 2004	Three Months Ended December 31, 2003	Nine Months Ended September 30, 2003
Revenues:
Dental practice net patient service revenue	$210,924	$212,529	$52,763	$170,415
Net management fees	—	677	55	645
Licensing and other fees	1,142	1,065	12	521

Total revenues	212,066	214,271	52,830	171,581
Costs and expenses:
Cost of revenue:
Clinical salaries, benefits and provider costs	103,453	103,429	25,582	84,267
Practice non-clinical salaries and benefits	29,554	30,171	7,516	23,394
Dental supplies and lab expense	21,305	23,183	5,432	19,416
Practice occupancy	13,615	13,006	3,267	10,328
Practice selling, general and administrative expenses	17,377	14,821	3,536	10,391
Provision for doubtful accounts	1,538	2,192	895	4,995

Total cost of revenue	186,842	186,802	46,228	152,791
Corporate selling, general and administrative expenses	10,228	9,065	2,081	7,981
Stock compensation expense	27	21	—	—
Corporate restructure and merger costs	—	305	—	12,538
Loss on dental location dispositions	2,904	3,595	—	1,173
Depreciation and amortization	5,174	5,464	1,358	2,839

Total operating expenses	205,175	205,252	49,667	177,322
Operating income (loss)	6,891	9,019	3,163	(5,741)
Non-operating income (expense)
Interest income	53	12	2	10
Interest expense	(10,223)	(2,989)	(772)	(12,551)
Reorganization gain	—	—	—	71,540
Gain on extinguishment of debt		2,457	—	3,662
Other income	187	3	20	1,115
Other expense	(21)	(350)	(243)	(47)
Non operating income (expense), net	(10,004)	(867)	(993)	63,729
Income (loss) before provision for income taxes	(3,113)	8,152	2,170	57,988
Provision for income taxes	17	3,184	856	—
Net income (loss)	$(3,130)	$4,968	$1,314	$57,988

See accompanying notes to financial statements

InterDent, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(Dollars in thousands, except share data)

	Preferred Stock	Common Stock	Additional Paid in Capital	Notes Receivable	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity (Deficit)

Predecessor Company:
Balance at December 31, 2002	$11,689	$4	$77,853	$(206)	$(179,320)	$(89,980)
Interest on note receivable	—	—	—	(4)	—	(4)
Common stock canceled with note payment	—	—	—	210	—	210
Net loss prior to application of Fresh Start and Plan of Reorganization	—	—	—	—	(13,552)	(13,552)
Balance prior to application of Fresh Start	11,689	4	77,853	—	(192,872)	(103,326)
Cancellation of Predecessor Company equity and Fresh Start Accounting	(11,689)	(4)	(77,853)	—	192,872	103,326
Reorganized Company:
Issuance of Common Stock under Plan of Reorganization	—	—	16,948	—	—	16,948
Issuance of Preferred Stock under Plan of Reorganization	48,443	—	—	—	—	48,443
Fair value of warrants issued under Plan of Reorganization	—	—	3,383	—	—	3,383
Balance at October 1, 2003	48,443	—	20,331	—	—	68,774
Sale of common stock	—	—	72	—	—	72
Dividends on Class B preferred stock	—	—	—	—	(543)	(543)
Net income	—	—	—	—	1,314	1,314
Balance at December 31, 2003	48,443	—	20,403	—	771	69,617
Share based compensation	—	—	21	—	—	21
Dividends on Class B preferred stock	—	—	—	—	(2,477)	(2,477)
Net income	—	—	—	—	4,968	4,968
Balance prior to accounting for merger	48,443	—	20,424	—	3,262	72,129
Cancellation of preferred stock	(39,793)	—	—	—	—	(39,793)
Elimination of retained earnings acquired	—	—	1,141	—	(1,141)	—
Balance at December 31, 2004	8,650	—	21,565	—	2,121	32,336
Share based compensation	—	—	27	—	—	27
Dividends on Class B preferred stock	—	—	—	—	(439)	(439)
Net loss	—	—	—	—	(3,130)	(3,130)
Balance at December 31, 2005	$8,650	$—	$21,592	$—	$(1,448)	$28,794

See accompanying notes to financial statements

InterDent, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands, except share data)

	Reorganized Company			Predecessor Company
	Year Ended December 31, 2005	Year Ended December 31, 2004	Three Months Ended December 31, 2003	Nine Months Ended September 30, 2003
Operating activities
Net (loss) income	$(3,130)	$4,968	$1,314	$57,988
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,174	5,464	1,358	2,839
Provision for revenue adjustments and doubtful accounts	(1,909)	3,962	463	(185)
Loss on dental location dispositions and disposal of assets	2,925	4,115	241	841
Change in deferred taxes	(53)	3,128	856	—
Non-cash restructuring items	—	—	—	(67,989)
Interest paid in kind	588	—	—	—
Gain on extinguishment of debt	—	(2,457)	—	(3,662)
Notes and warrants issued or accrued for debt fees and interest payment-in-kind	—	—	—	4,784
Interest amortization on deferred financing costs and discounted debt	808	193	33	1,819
Amortization of stock compensation expense	27	21	—	—
Recognition of deferred revenues	(413)	(329)	(129)	—
Interest income on shareholder notes	—	—	—	(4)
Changes in assets and liabilities:
Accounts receivable	3,121	(3,170)	201	2,562
Receivable from professional associations	—	187	50	(261)
Supplies inventory	(702)	(621)	(347)	(44)
Prepaid expenses and other current assets	1,769	(2,295)	1,045	(285)
Other assets	(427)	(82)	38	280
Accounts payable	240	742	(5,168)	4,034
Accrued payroll and related costs	80	1,115	(1,743)	2,677
Other liabilities	1,165	(3,274)	(3,164)	133
Net cash provided by (used in) operating activities	9,263	11,667	(4,952)	5,527

	Reorganized Company			Predecessor Company
	Year Ended December 31, 2005	Year Ended December 31, 2004	Three Months Ended December 31, 2003	Nine Months Ended September 30, 2003
Investing activities
Purchase of property and equipment	$(10,501)	$(6,481)	$(550)	$(1,405)
Cancellation of shareholder notes receivable	—	—	—	210
Cash paid for acquisition of preferred stock and earn-outs, including direct costs	(576)	(48,337)	(440)	(519)
Net proceeds from disposition of subsidiary and dental locations	—	924	—	—
Net cash used in investing activities	(11,077)	(53,894)	(990)	(1,714)
Financing activities
Proceeds from issuance of senior secured notes	—	80,000	—	—
Proceeds from issuance of mandatorily redeemable preferred stock	—	3,500	—	—
Borrowings on 2004 term loan	—	22,500	—	—
Payments on 2004 term loan	—	(22,500)	—	—
Payments on term loan	—	(32,643)	(200)	(261)
Net borrowings (payments) on revolver	1,308	(4,500)	3,000	1,500
Payments of long-term debt and obligations under capital leases	(669)	(1,318)	(308)	(1,837)
Change in bank overdraft balances	2,694	—	—	—
Payments of deferred financing costs	—	(5,548)	—	(116)
Proceeds from issuance of common and preferred stock	—	—	72	—
Net payments related to warrants, options and put rights	—	—	—	(26)
Net cash provided by (used in) financing activities	3,333	39,491	2,564	(740)
Increase (decrease) in cash and cash equivalents	1,519	(2,736)	(3,378)	3,073
Cash and cash equivalents, beginning of period	—	2,736	6,114	3,041
Cash and cash equivalents, end of period	$1,519	$—	$2,736	$6,114

Supplemental disclosures of cash flow information:
Cash paid (received) during period, net:
Interest	$9,445	$2,593	$1,161	$7,161
Income taxes	(426)	534	—	—
Non-cash financing activities:
Warrants issued in connection with transactions	$—	$—	$—	$3,388
Dividends accrued on Class A and B preferred stock	$439	$559	$534	$—
Effect of acquisitions:
Issuance of long-term debt in connection with earn-out obligations	$—	$—	$—	$684

See accompanying notes to financial statements

InterDent, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005

1. Organization

Overview

InterDent, Inc. (InterDent or the Company), the parent company of InterDent Service Corporation and its subsidiaries, is a provider of practice management services to affiliated multi-specialty group dental practices in the United States. We do not engage in the practice of dentistry, but rather work with affiliated dental practices to enhance the business operations of their practice. We enter into management services agreements (MSAs) with these affiliated dental practices or professional corporations (PCs) and provide them, on an exclusive basis, with management and administrative services. As of December 31, 2005, we provided management services to 127 affiliated dental practices in Arizona, California, Hawaii, Kansas, Nevada, Oklahoma, Oregon and Washington.

Merger

On December 15, 2004, the then majority shareholders of the Company sold all of their Class A Preferred Stock in the Company to IDI Acquisition Corp. (IDI) for $47.5 million in cash. IDI was a wholly owned subsidiary of the Company’s then minority shareholder and was formed solely to facilitate this transaction. As a result of this and other related transactions, the minority shareholder became the new majority shareholder of the Company. In connection with the sale of the stock by the then majority shareholder, the following occurred on December 15, 2004:

•                  IDI issued $80.0 million of 10-¾% Senior Secured Notes Due 2011 (the Senior Secured Notes). The proceeds were used primarily to acquire the Class A Preferred Stock and pay down the outstanding balances on the 2004 Credit Facility. See Note 9 for further discussion.

•                  The Company cancelled substantially all of the Class A Preferred Stock acquired by IDI. The remaining Class A Preferred Stock outstanding was transferred to the new majority shareholder. See Note 10 for further discussion.

•                  IDI merged with and into InterDent Service Corporation (ISC), a wholly owned subsidiary of the Company, with ISC being the surviving corporation following the merger.

•                  The 2004 Credit Facility was amended to eliminate the Term Note and reset the Revolver commitment to $10.0 million (as amended the Senior Revolving Credit Facility). See Note 9 for further discussion.

•                  The Company issued 5,000 shares of Class C Common Stock and a warrant to purchase 95,000 shares of the Class C Common Stock to the new majority shareholder. See Note 10 for further discussion.

•                  The Class E and F Warrants were not exercised pursuant to the “bring along” provisions of the shareholders agreement and were cancelled.

The merger was completed on December 15, 2004 and for financial reporting purposes was accounted for effective December 31, 2004. The merger and related transaction resulted in a change in control of the Company as defined by the Emerging Issues Task Force of the Financial Accounting Standards Board (EITF) abstract 88-16, “Basis in Leveraged Buyout Transactions” (EITF 88-16). The Consolidated financial statements at December 31, 2004 have been prepared in accordance with EITF 90-12 “Allocating Basis to Individual Assets and Liabilities for Transactions within the Scope of Issue No. 88-16” (EITF 90-12). Under the provisions of EITF 90-12 the fair value of the post merger company is allocated to its assets and the liabilities in a manner similar to accounting for a step acquisition.

The aggregate purchase price for the Class A Preferred Stock was $45.6 million which includes $47.5 million in cash and $0.5 million in transaction costs less $2.5 million related to cancellation of accumulated but unpaid dividends on the Class A Preferred Stock. The following represents the final and original allocation of the purchase price (in thousands):

	Final Allocation	Original Allocation
Supplies inventory	$633	$633
Property and equipment	(543)	411
Intangible assets	1,022	1,022
Goodwill	4,660	3,706
Total allocated to step up in basis	5,772	5,772
Redemption of Class A Preferred Stock	39,793	39,793
Total purchase price	$45,565	$45,565

The original allocation was based upon preliminary estimates and assumptions. The initial purchase price allocation may be adjusted within one year of the purchase date for changes in estimates of the fair value of the assets acquired and liabilities assumed. Accordingly, the allocation was subject to revision when the Company received final information, including appraisals and other analysis. The Company recorded revisions to the fair value of property and equipment and intangible assets as further adjustments to the purchase price allocation. The excess of purchase price over the fair value of the assets acquired and liabilities assumed was allocated to goodwill.

Consistent with EITF 90-12, the change in control created a new entity and a portion of the retained earnings has been eliminated. Additionally, the assets and liabilities are shown net of any allowances, accumulated depreciation or amortization as of December 31, 2004.

Pro forma financial information summarizing the results of operations as if the acquisition of Preferred Stock had occurred at the beginning of 2004 is not presented as the differences between actual results and pro forma results are not significant.

Reorganization

As further discussed in Note 2, on May 9, 2003 (the Petition Date), InterDent, Inc. and ISC (collectively the Debtors) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Central District of California located in Santa Ana, California (the Bankruptcy Court). On October 9, 2003 (the Effective Date), the Debtors emerged from the Bankruptcy Court proceedings pursuant to the terms of their Second Amended Joint Chapter 11 Plan of Reorganization (the Plan of Reorganization). Accordingly, the accompanying consolidated financial statements have been prepared in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” (SOP 90-7). Also discussed in Note 2, the Company implemented Fresh Start accounting under the provisions of SOP 90-7 (Fresh Start). Under Fresh Start, the fair value of the reorganized Company was allocated to its assets and liabilities, and its accumulated deficit was eliminated. Because of this, the Predecessor Company financial statements are not comparable to the financial statements of the Reorganized Company.

2. Reorganization

Emergence from Chapter 11 Bankruptcy Proceedings

On the Effective Date, the Debtors consummated their Plan of Reorganization and emerged from their Chapter 11 reorganization proceedings with a significantly restructured balance sheet. The consummation of the Plan of Reorganization resulted in the following changes in the Company’s capital structure:

•                  The conversion of $37.7 million of loans under its pre-petition Senior Secured Debt into outstanding principal of an amended and restated credit agreement (the Credit Facility);

•                  The conversion of $47.1 million of Senior Secured Debt into Preferred Stock of the Company (Preferred Stock);

•                  The conversion of $44.2 million of Senior Subordinated Debt into Common Stock of the Company (Common Stock);

•                  The extinguishment of $43.5 million due under its unsecured Convertible Subordinated Notes and certain unsecured notes and other general unsecured obligations of the Company;

•                  The cancellation of all of the outstanding shares and interests in its pre-petition preferred stock and pre-petition common stock; and

•                  The issuance of warrants to purchase up to 126,210 shares, or approximately 10% of the authorized Common Stock of the Reorganized Company.

Additionally, the Company entered into a revolving credit loan agreement (Revolver) that allowed the Company to borrow up to $7.5 million for working capital purposes. The Credit Facility and Revolver were refinanced in June 2004—see Note 9 for further discussion.

Fresh Start Accounting

The Company adopted Fresh Start during the third quarter of 2003. Under SOP 90-7, the implementation of Fresh Start reporting is triggered in part by the emergence of the Debtors from the Chapter 11 proceedings. Although the Effective Date of the Plan of Reorganization was October 9, 2003, due to the immateriality of the results of operations for the period between September 30, 2003 and the Effective Date, the Company accounted for the consummation of the Plan of Reorganization as if it had occurred on September 30, 2003 and implemented Fresh Start reporting as of that date. Fresh Start requires that the Company adjust the historical cost of its assets and liabilities to their fair value at the effective date. The fair value of the Reorganized Company, or the reorganization value, of approximately $145.2 million was determined based on the sum of the negotiated enterprise value of the Reorganized Company and any liabilities that were outstanding after final negotiations and Bankruptcy Court approval. The Company engaged an independent appraiser to assist in determining the valuation of the Company. The independent appraiser used various valuation techniques to develop a range of enterprise values as a basis for negotiations between the Company and the senior debt holders of the Predecessor Company. The final enterprise value used in the reorganization was the result of significant negotiations between the senior debt holders of the Predecessor Company and the Company. The Reorganized Company’s capital structure included $37.7 million of debt outstanding under the Credit Facility, $48.4 million of Preferred Stock, $20.3 million of Common Stock and warrants, and $38.7 million of other liabilities that were not eliminated or discharged under the Plan of Reorganization.

Fresh Start requires that the reorganization value be allocated to the entity’s net assets in conformity with procedures specified by Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” (SFAS 141). The Company engaged an independent valuation firm to assist in the allocation of the reorganization value to the reorganized Company’s intangible assets. A reconciliation of the adjustments that have been recorded in connection with the Plan of Reorganization and adopting Fresh Start is presented below (in thousands):

	Predecessor Company September 30, 2003	Reorganization		Fresh Start Adjustments		Reorganized Company
Assets
Current assets:
Cash and equivalents	$6,114	$—		$—		$6,114
Accounts receivable, net	15,512	—		—		15,512
Receivable from professional associations	413	—		—		413
Supplies inventory	4,263	—		—		4,263
Prepaid expenses and other current assets	4,475	—		—		4,475
Total current assets	30,777					30,777
Property and equipment, net	16,236	—		—		16,236
Goodwill and other intangibles, net	61,457	—		36,800		98,257
Other Assets	1,681	—		—		1,681
Total assets	$110,151	$—		$36,800		$146,951
Liabilities
Current liabilities:
Accounts payable	$4,613	$—		$—		$4,613
Accrued Payroll and related costs	10,007	—		—		10,007
Other current liabilities	18,421	2,227	(c)	—		20,648
Current portion of long-term debt and capital lease obligations	177,447	(173,416	)(a)	—		4,031
Total current liabilities	210,488	(171,189)		—		39,299
Capital lease obligations, net of current portion	512	—		—		512
Long-term debt, net of current portion	781	33,656	(b)	—		34,437
Other long-term liabilities	3,072	857	(c)	—		3,929
Total long-term liabilities	4,365	34,513		—		38,878
Total liabilities	214,853	(136,676)		—		78,177
Shareholders’ Equity (Deficit)
Predecessor Company:
Convertible preferred stock—Series D	11,689	(11,689	)(a)	—		—
Common stock	4	(4	)(a)	—		—
Reorganized Company:
Preferred stock—Class A	—	39,793	(b)	—		39,793
Preferred stock—Class B	—	8,650	(b)	—		8,650
Common stock—Class A	—	—		—		—
Additional paid in capital	77,853	(57,522	)(a)/(b)	—		20,331
Accumulated deficit	(194,248)	157,448	(e)	36,800	(d)	—
Total shareholders’ equity (deficit)	(104,702)	136,676		36,800		68,774
Total liabilities and shareholders’ equity	$110,151	$—		$36,800		$146,951

(a)                                  To record discharge of pre-petition indebtedness, including $84.8 million senior secured debt, $44.2 million senior subordinated debt, $47.1 million of subordinated convertible notes and certain other subordinated notes and the elimination of all pre-petition preferred and common stock, all in accordance with the Plan of Reorganization.

(b)                                 To record the outstanding principal under the Credit Agreement, the issuance of New Common Stock, New Preferred Stock and warrants, in accordance with the Plan of Reorganization.

(c)                                  To record assumption of liabilities related to execution of the Plan of Reorganization.

(d)                                 To eliminate accumulated deficit according to SOP 90-7.

(e)                                  Net reorganization gain on September 30, 2003 consisted of the following:

Gain on cancellation of debt	$71,540
Cancellation of predecessor equity deficiency	85,908
$157,448

Completion of Plan of Reorganization

The Debtors have resolved all claims against their estate. In accordance with our confirmed Plan of Reorganization, the Predecessor Company established a $0.9 million fund to satisfy all allowed general unsecured claims. On January 26, 2005 the Debtor’s were granted a Final Decree and Order Closing the Case by the Bankruptcy Court. In March 2005, the Company distributed the funds for allowed general unsecured claims, officially completing the Debtor’s Plan of Reorganization.

3. Summary of Significant Accounting Policies

Basis of presentation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and affiliated PC’s that qualify for consolidation under EITF abstract 97-2 “Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Entities and Certain Other Entities with Contractual Management Arrangements” (EITF 97-2). All significant intercompany transactions and balances have been eliminated. For financial reporting purposes, EITF 97-2 mandates the consolidation of physician practice activities with the practice management company (PMC) when the Company can demonstrate that it has established a controlling financial interest in the PC, even though the PMC does not have a direct equity investment in the PC. In order to establish a controlling financial interest, EITF 97-2 requires the PMC meet the following requirements:

•                  the term of the MSA be for a period of 10 years or more and generally be non-cancelable by the PC;

•                  the PMC has control over the decision making related to operations of the practice (except for the dispensing of medical services), practice compensation of the medical professional and the ability to participate in the employment process of the medical professionals;

•                  the PMC has significant financial interest in the PC where the interest can be unilaterally sold or transferred by the PMC; and

•                  the PMC has the right to receive income in an amount that fluctuates based on the performance of the operations.

The Company provides management services to the PCs under long-term MSAs that generally have an initial term of 40 years. Under the provisions of the MSAs, the Company owns the non-professional assets at the affiliated practice locations, including equipment and instruments, bills and collects patient receivables, and provides all administrative and management support services to the PCs. These administrative and management support services include: financial, accounting, training, efficiency and productivity enhancement, recruiting, marketing, advertising, purchasing, and related support personnel. As compensation for services provided under the MSAs, we receive management fees from our affiliated dental practices. The management fee is equal to reimbursement of expenses incurred by us on behalf of the PC plus a fee equal to a percentage of PC revenue plus a bonus.  The PCs employ the dentists and the hygienists while the Company employs all administrative personnel.

Simultaneous with the execution of an MSA with each PC, the Company also entered into a shares acquisition agreement (SSA). The Company has the right to designate the purchaser (successor dentist) to purchase from the PC shareholders all the shares of the PC for a nominal price, typically $1,000 or less. Under these SAAs, the Company has the unilateral right to establish or effect a change in the PC shareholder, at will, and without consent of the PC shareholder, on an unlimited basis.

All of our agreements with the affiliated PCs met the requirements for consolidation under EITF 97-2 during 2005. There were 2 PCs in 2004 and 3 PCs in 2003 that did not meet the requirements for consolidation under EITF 97-2.

Net revenues

Dental practice net patient service revenue (Net Patient Revenue) represents the consolidated revenue of the affiliated PCs and is recorded when the related work is completed. Revenue related to prepayments, typically for multi-visit procedures, is deferred until the multi-visit procedure is completed. Revenue is recorded at the estimated net realizable amount to be received from patients, third party payors and others, net of a provision for fee schedule adjustments.

Net Patient Revenue includes amounts received under capitated managed care contracts. A portion of these capitated revenue premiums are received at certain wholly-owned subsidiaries that are subject to regulatory review and oversight by various state agencies. The subsidiaries are required to, among other things, file statutory financial statements with the state agencies and maintain minimum tangible net equity balances and restricted deposits. The Company is in compliance with such requirements as of December 31, 2005. Total revenues subject to regulatory review and oversight by various state agencies were as follows (dollars in millions):

		Capitated revenue
	Total capitated revenue	premium subject to
	premium	oversight
Year ended December 31, 2005	$47.8	$40.1
Year ended December 31, 2004	44.1	36.6
Three months ended December 31, 2003	10.6	8.3
nine months ended September 30, 2003	33.9	27.6

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity date at acquisition of three months or less to be cash equivalents.

Accounts receivable

Accounts receivable principally represent Net Patient Revenue due from patients and insurance carriers for dental services provided by the affiliated PCs. The amount of the allowance for doubtful accounts is based primarily upon management’s assessment of historical collections, write-offs, the aging of accounts receivable, business and economic conditions and trends in private employer health care coverage. Accounts are written off when all reasonable internal and external collection efforts have been performed. The write-off process requires a write-off adjustment entry to the patient accounting system. Accounts written off as uncollectible, typically after 180 days, are deducted from the allowance and subsequent recoveries are added. At December 31, 2005, the accounts receivable are reported net of an allowance for patients covered by third-party payor contracts, anticipated discounts and doubtful accounts. At December 31, 2004, accounts receivable are recorded at their expected realizable amount in accordance with the guidance provided by EITF 90-12. The allowance is calculated based upon historical realization rates, the current economic environment and the age of accounts. Changes in estimated collection rates are recorded as a change in estimate in the period the change is made. There have been no material changes to our methodology for calculating the allowance since 2002.

Supplies inventory

Supplies inventory consists of disposable dental supplies and certain dental instruments and hand pieces used at our affiliated dental locations in the dispensing of care. We account for our supplies inventory using a periodic inventory system. To report the value of the inventory at the end of each period, we determine an estimate of supplies inventory per operatory and extrapolate this to the remaining offices. Any adjustment to our inventory balances is reflected in the current period as a change in estimate. Our estimate per operatory is based on a sampling of offices for which a physical inventory is performed during the period (approximately 1/3 of our offices were included in the sample for the December 31, 2005 estimate). We value the inventory using an estimated cost at the time the inventory was taken which approximates the lower of cost or market.

Property and equipment

Property and equipment purchased by the Company in the ordinary course of business is recorded at cost. Property and equipment of the Reorganized Company includes fresh start adjustments for property and equipment in service at the Effective Date and adjustments to reflect a partial change in basis in conformance with the application of EITF 90-12 (see Note 1 for further discussion).

Expenditures for maintenance and repairs are charged to expense as incurred and expenditures for additions and improvements are capitalized. Equipment held under capital leases is stated at the present value of minimum lease payments at the inception of the lease. Leasehold improvements are amortized over their estimated useful life or the remaining lease period, whichever is less. Depreciation of property and equipment is recorded using the straight-line method beginning with the first full month of service over the estimated useful lives or the shorter of the related lease term.

The estimated useful lives of property and equipment when purchased new are listed in the table below. The useful lives of property and equipment re-valued in connection with the merger discussed in note 1 above were estimated at one-half the useful life of new equipment.

Range of lives (in years)
Dental equipment	5-15
Computer equipment	3-5
Furniture, fixtures, and equipment	5-10
Vehicles	4
Buildings	40
Leasehold improvements	Shorter of the estimated useful lives or term of lease

Goodwill, Intangible and Long-Lived Assets

Long-Lived Assets

Long-lived assets include property and equipment, intangible assets to be held and used and goodwill resulting from reorganization value or step up in basis in excess of amounts allocable to identifiable assets. Long-lived assets, excluding goodwill and intangible assets with indefinite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144). The criteria for determining impairment for such long-lived assets to be held and used is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets. The Company believes that no impairment existed under SFAS 144 as of December 31, 2005. In the event that there are changes in the planned use of the Company’s long-lived assets or its expected future undiscounted cash flows are reduced significantly, the Company’s assessment of its ability to recover the carrying value of these assets under SFAS 144 could change.

Goodwill and intangible assets with indefinite useful lives are tested for impairment annually during the fourth quarter, or more frequently if an event indicates that the asset might be impaired in accordance with

SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142). The results of the annual impairment test indicated that there was no impairment of goodwill or intangible assets with indefinite useful lives as of December 31, 2005 and 2004.

Intangible Assets

Other intangible assets consist of patient relationships, various capitated contracts and trade names used by the Company. The intangible assets are valued at fair value as required by Fresh Start and SFAS 141 and include adjustments to reflect a partial change in basis in conformance with the application of EITF 90-12 (see Note 1 for further discussion). The patient relationships and capitated contracts are being amortized using the straight-line method over their estimated useful lives of three to six years. The trade names are determined to have an indefinite life and therefore are not subject to amortization.

Goodwill and Intangibles of Predecessor Company

Goodwill and indefinite lived intangible assets resulted primarily from the excess of purchase cost over the fair value of net tangible assets associated with dental practice acquisitions consummated prior to August 2000. The identifiable intangibles consisted primarily of MSAs and the associated right to provide management support services to PCs.

See note 6 for further discussion of goodwill and intangible assets.

Self-insurance

The Company utilizes high deductible insurance programs for workers’ compensation, professional liability, and substantially all of the employee medical benefit plans. The Company has utilized the medical benefit plan since 2003 and the workers’ compensation and professional liability began in January 2005 and November 2005, respectively. Under these plans, the Company has first dollar coverage and limits its exposure through the use of individual and aggregate stop-loss agreements. The per claim and annual aggregate limits per policy are as follows (in thousands):

	Claim	Aggregate
Workers’ compensation	$350	$2,900
Professional liability	250	15,000
Employee medical	100	5,000

The Company records an estimated liability for self-insured deductibles and claims incurred but not reported based on management’s estimates of the aggregate liability for uninsured claims using actuarial assumptions and historical loss patterns. The reserve for the workers’ compensation and professional liability is recorded in other current liabilities on the balance sheet. The reserve for the employee medical plans is recorded in accrued payroll and related costs. The amounts reserved for claims incurred but not paid are as follows (dollars in thousands):

	December 31, 2005	December 31, 2004
Workers’ compensation	$441	$—
Employee medical	575	352
Total self-insurance reserve	$1,016	$352

Management estimates that the liability related to the professional liability plan to be approximately $30,000 due to the short time the program has been in place. Although management believes it has the ability to adequately estimate losses related to claims it is possible that actual results could differ from recorded self-insurance liabilities.

Stock-based compensation

Effective January 1, 2003, the Company adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148). This statement amends SFAS No. 123. “Accounting for Stock-Based Compensation,” (SFAS 123), to provide for alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, “Interim Financial Reporting,” (APB 28) to require disclosure in summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.

As allowed by SFAS 148, the Company has chosen to continue to account for compensation costs associated with its employee stock plan in accordance with the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.” (APB 25)  adopting the disclosure-only provisions of SFAS 123. Under this method, no compensation expense is recorded if stock options are granted at an exercise price equal or greater than the fair market value of the Company’s stock on the grant date. Under the minimum value method of accounting for its stock awards as allowed by SFAS 123, the Company’s pro forma results would have been as follows (in thousands):

	Reorganized Company			Predecessor Company
	Year Ended December 31, 2005	Year Ended December 31, 2004	Three Months Ended December 31, 2003	Nine Months Ended September 30, 2003
Net income (loss), as reported	$(3,130)	$4,968	$1,314	$57,988
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax effect	27	21	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(100)	(80)	(161)	(386)
Net income (loss), pro forma	$(3,203)	$4,909	$1,153	$57,602

These pro forma amounts may not be representative of future disclosures since additional options may be granted in future years and these grants will be valued at fair value under SFAS 123R.

Reorganized Company

The fair value as calculated using the minimum value method allowed by SFAS 123 of the options granted were determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

	December 31, 2005	December 31, 2004	Three Months Ended December 31, 2003
Options granted (in shares)	9,680	8,241	18,517
Dividend yield	—	—	—
Expected volatility	0%	0%	0%
Risk-free interest rate	3.16	2.89%	3.13%
Expected option life (in years)	4	4	5
Estimated value of options granted (in millions)	$0.2	$0.1	$0.4
Average per share amount	$20.56	$15.92	$21.92

Predecessor Company

During the nine months ended September 30, 2003, the Predecessor Company granted options to purchase 505,000 shares of the Predecessor Company’s stock. The fair value of the options granted during this period was determined using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) no dividend yield on the Predecessor Company’s stock, (b) expected volatility of the Predecessor Company’s stock of 170%, (c) a risk-free interest rate of 3.10%; and (d) an expected option life of five years. The total estimated value of options granted during 2003, which would be amortized over the vesting period is $0.094 million and are valued at an average per share amount of $0.19 for each underlying share. Upon emergence from Chapter 11, all outstanding stock options of the Predecessor Company were cancelled in accordance with the Plan of Reorganization.

See note 11 for further discussion of stock-based compensation.

Segment reporting

The Company operates in one principal business segment as a provider of practice management services to multi specialty group dental practices in the United States.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of unsecured trade receivables. Concentration of credit risk with respect to accounts receivable is limited due to the large number of payors and geographic dispersion of the Company’s trade receivable payor base.

Income taxes

Income taxes are accounted for under the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

During the year ended December 31, 2004, the Company utilized $2.7 million of its pre-acquisition deferred tax assets generated prior to the October 2003 Chapter 11 reorganization and December 2004 IDI merger. Such utilization reduced the valuation allowance previously established and benefit realized is required to reduce reorganization value in excess of amounts allocable to identifiable assets and other intangibles until exhausted under FASB 109 and SOP 90-7. We recorded these adjustments to Goodwill in the consolidated balance sheets as of December 31, 2004. During the year ended December 31, 2005, the Company did not utilize any pre-acquisition deferred tax assets as a result of the recorded loss for the period.

New accounting pronouncements

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (FIN 46). FIN 46 applies to any business enterprise that has a controlling interest, contractual relationship or other business relationship with a variable interest entity (“VIE”) and establishes guidance for the consolidation of VIEs that function to support the activities of the primary beneficiary. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN 46 and issued Interpretation Number 46R, “Consolidation of Variable Interest Entities”,  an interpretation of ARB No. 51 (FIN 46R). The decision reached included a deferral of the effective date and provisions for additional scope exception for certain type of variable interests. The adoption of FIN 46R in January 2004 has not had a material effect on the Company’s financial statements.

Share Based Payments

 In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments” (SFAS 123R). SFAS 123R is a revision of SFAS 123 and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed. However the SEC deferred the effective date of SFAS 123R for SEC registrants to the first fiscal year beginning after June 15, 2005. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the minimum value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company has determined that it will continue to use the Black-Scholes model to measure the fair value of employee stock options upon the adoption of SFAS 123R.

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.

The Company adopted SFAS 123R in the first quarter of 2006. SFAS 123R, requires that nonpublic entities that used the minimum value method of measuring equity share options and similar instruments for either recognition or pro forma disclosure purposes under SFAS 123 apply SFAS 123R using the “modified prospective” method. Under the “modified prospective” method, SFAS 123R will only apply to new options granted or modified, repurchased or canceled starting in 2006. The portion of awards outstanding as of December 31, 2005 will continue to be accounted for using the minimum value method under SFAS 123. The Company has not completed its analysis of the estimated impact of adopting the provisions of SFAS 123.

Accounting for Certain Financial Instruments

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (SFAS 150) effective at the beginning of the first interim period after June 15, 2003. SFAS 150 requires mandatorily redeemable instruments be classified as liabilities. The Company has adopted this Statement and classified its mandatorily redeemable preferred stock as a liability.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was affected by a change in accounting principle, and (2) correction of errors in previously issued financial statements shall be termed a “restatement.” SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Fair value of financial assets and liabilities

The Company estimates the fair value of its monetary assets and liabilities based upon the existing interest rates related to such assets, liabilities, and redeemable common stock compared to current market rates of interest for instruments with a similar nature and degree of risk. The Company estimates that the carrying value of all of its monetary assets and liabilities approximates fair value as of December 31, 2005 and 2004.

Use of estimates

In preparing the financial statements, we have made estimates and assumptions that affect the following:

•                  Reported amounts of assets and liabilities at the date of the financial statements;

•                  Disclosure of contingent assets and liabilities at the date of the financial statements; and

•                  Reported amounts of revenues and expenses during the period.

Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year reporting presentation. These reclassifications of prior year balances include $4.3 million of trade liabilities that have been reclassified to accounts payable from other accrued liabilities.

4. Revenues

The following represents amounts included in the determination of dental practice Net Patient Revenue and net management fees (in thousands):

	Reorganized Company			Predecessor Company
	Year Ended December 31, 2005	Year Ended December 31, 2004	Three Months Ended December 31, 2003	Nine Months Ended September 30, 2003
Dental practice Net Patient Revenue, all PCs	$212,066	$214,267	$53,203	$171,755
Less: Dental practice Net Patient Revenue, unconsolidated PCs	—	(1,738)	(440)	(1,340)
Reported dental practice Net Patient Revenue	$212,066	$212,529	$52,763	$170,415
Dental practice Net Patient Revenue, unconsolidated PCs	$—	$1,738	$440	$1,340
Less: Amounts retained by dentists	—	(1,061)	(385)	(695)
Reported net management fees	$—	$677	$55	$645

5. Property and Equipment

Property and equipment consists of the following (in thousands):

	Reorganized Company
	December 31, 2005	December 31, 2004
Dental equipment	$9,781	$7,550
Computer equipment	2,293	1,118
Furniture, fixtures, and equipment	2,961	2,168
Leasehold improvements	11,193	5,991
Vehicles	11	11
Land and buildings	1,195	1,132
Total property and equipment	27,434	17,970
Less: Accumulated depreciation and amortization	(3,551)	—
Property and equipment, net	$23,883	$17,970

6. Goodwill and Intangible Assets

Intangible assets consist of the following (in thousands):

	Reorganized Company
	December 31, 2005	December 31, 2004
Patient relationships and capitated contracts	$9,343	$9,343
Trade names	8,200	8,200
Other	64	64
Total goodwill and intangible assets	17,607	17,607
Less:
Accumulated amortization	(1,601)	—
Goodwill and intangible assets, net	$16,006	$17,607

As discussed in Note 1, the Company applied purchase accounting in conformance with the application of EITF 90-12 and adjusted the intangible assets to reflect a step-up in basis and elimination of accumulated amortization at December 31, 2004.  The weighted average amortization period at December 31, 2005 was 5.9 years for Patient relationships and capitated contracts and 3.0 years for Other intangible assets.

Amortization expense was $1.6 million and $1.7 million for the years ended December 31, 2005 and 2004, respectively.  The expense is related primarily to the Patient relationships and capitated contracts. At December 31, 2005, the estimated amortization expense for each of the next five years is approximately $1.5 million.

Changes in goodwill during the year ended December 31, 2005 include increases of $1.0 million related to the final allocation of property and equipment (see Note 1 for further discussion) and $0.6 million of trailing costs related to acquisitions, less $2.7 million related to the disposal of a portion of a reporting unit.

7. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	Reorganized Company
	December 31, 2005	December 31, 2004
Unearned revenues	$5,474	$4,974
Accrued restructuring costs	—	950
Bank overdrafts	2,694	—
Other operating liabilities	2,561	1,846
Total other current liabilities	$10,729	$7,770

Accrued restructuring costs

The Company incurred $0.3 million in costs in connection with the December 2004 merger transaction described in Note 1. The costs relate to bonuses paid to management for successful completion of the transaction that are not capitalized as part of the transaction and were paid by January 2005.

Upon emergence from bankruptcy, as discussed in Note 2, the Company recorded a $5.4 million charge for costs related to effecting the bankruptcy after the Effective Date. The charges represent amounts to be paid for the settlement of claims, plan sponsor fees, DIP termination fees and professional fees. In March 2005, the Company distributed the final funds for allowed general unsecured claims, officially completing the Debtor’s Plan of Reorganization.

A rollforward of the accrued restructuring liability as of December 31, 2005 is as follows (in thousands):

	2004 Restructuring	Bankruptcy
Balance, December 31, 2003	$—	$1,371
Charged to expense	305	—
Payments	55	671

Balance, December 31, 2004	250	700

Payments	250	700
Balance, December 31, 2005	$—	$—

8. Mandatorily Redeemable Preferred Stock

In December 2004, the Company issued 35,000 shares (of 200,000 shares authorized) of $0.001 par value Class C Preferred Stock at an aggregate purchase price of $3.5 million to our new majority owner. The Class C Preferred Stock has priority over all other classes of stock. Up to 35% of the securities may be redeemed at the option of the Company from the proceeds of the sale of equity securities prior to January 1, 2009 at a price equal to 115% of the issuance price plus all accrued but unpaid dividends. After January 1, 2009, the Company will have the option to redeem all or a portion of the preferred stock prior to its maturity at rates ranging from 100% to 112% of the aggregate principal amount plus all accrued but unpaid dividends, depending on the timing of the redemption as specified in the amended and restated certificate of incorporation. The securities are mandatorily redeemable if still outstanding on January 1, 2014.

Dividends accrue at 15% and are payable monthly at the option of the Company in either additional like securities or cash (if permitted by its Senior Revolving Credit Facility, other applicable debt covenants and applicable law). The Company currently intends to pay the dividends in- kind and the accrual for the dividends is reported with the mandatorily redeemable preferred stock on the balance sheet. No shares have been issued as of December 31, 2005. The Company incurred issuance costs of $0.21 million including $0.175 million in transaction fees paid at the time of the merger to our new majority owner that have been deferred and are being amortized over the life of the security as interest expense.

9. Debt

Long-term debt consists of the following (in thousands):

	Reorganized Company
	December 31, 2005	December 31, 2004
Senior Secured Notes, interest at 10-¾% due 2011	$80,000	$80,000
Senior Revolving Credit Facility	1,308	—
Various unsecured acquisition notes payable, due in monthly and quarterly installments of principal and interest through September 2005	—	581
Total long-term debt	81,308	80,581
Less: Current portion	—	(581)
Long-term debt, net of current portion	$81,308	$80,000

There are no scheduled annual maturities under long-term debt as of December 31, 2005 through 2010. The line of credit matures in December 2009.

Senior Secured Notes

On December 15, 2004, the Company completed a private placement (pursuant to Rule 144A) of $80.0 million of 10-¾% Senior Secured Notes, which mature on December 15, 2011 (the Senior Secured Notes). Interest on the Senior Secured Notes is to be paid semiannually in arrears on June 15 and December 15 of each year, commencing June 15, 2005.

The Senior Secured Notes are subordinate to the Senior Revolving Credit Facility. The Senior Secured Notes issued by IDI and subsequently assumed upon merger by ISC are secured by a second priority lien on substantially all of the Company’s assets, including the capital stock of the Company’s subsidiaries. InterDent, Inc. has no independent assets or operations separate from the investment in its wholly owned subsidiary ISC. InterDent, Inc. fully and unconditionally guarantees the Senior Secured Notes and the guarantee is secured by a second priority pledge of the Company’s capital stock.

The indenture governing the Senior Secured Notes contains covenants that limit our ability and the ability of our subsidiaries to, among other things: transfer or sell assets, including the equity interests of our subsidiaries, or use asset sale proceeds; incur more debt; pay dividends and make other distributions; make certain restricted payments or investments; create liens; enter into transactions with affiliates; merge or consolidate; engage in unrelated business activities; fail to maintain adequate insurance; and fail to distribute cash from our regulated subsidiaries to ISC.

The Senior Secured Notes are redeemable in whole or in part at the option of the Company, at any time prior to December 31, 2008, at the make-whole redemption price set forth in the indenture. The Company may redeem all or part of the Senior Secured Notes on or after the dates below, at the redemption prices set forth below plus, in each case accrued and unpaid interest, if any, thereon:

Date	Redemption Price
December 15, 2008	105.375%
December 15, 2009	102.688%
Thereafter	100.000%

In addition, prior to December 15, 2007, the Company may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes, at a redemption price of 110.75% of the principal amount plus accrued and unpaid interest, with the net cash proceeds of certain public equity offerings. The Company may be required to offer to repurchase the Senior Secured Notes if the Company undergoes a change in control or sells certain assets (as defined in the indenture).

The Company incurred $5.24 million of issuance costs, including a $0.75 million transaction fee paid to our new majority owner that have been deferred and are being amortized over the life of the debt as interest expense.

Senior Revolving Credit Facility

In June 2004, the Company entered into an agreement to borrow up to $37.5 million through a combination of a $22.5 million term loan (the 2004 Term Loan) and a revolver that allowed the Company to borrow up to $15.0 million (the 2004 Revolver) (collectively, the 2004 Credit Facility).

In December 2004, the Company paid the outstanding balance on the Term Note and Revolver in full with the proceeds from the Senior Secured Notes. The 2004 Credit Facility was amended to eliminate the Term Note and reset the Revolver commitment to $10.0 million (as amended, the Senior Revolving Credit Facility). The amendment to the credit facility meets the criteria of a substantial modification as outlined under provisions of EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and is accounted for as an extinguishment of debt. During 2004, the Company recorded a loss on the extinguishment of debt of $0.87 million related to costs previously deferred related to the 2004 credit facility.

Borrowings under the Senior Revolving Credit Facility are limited based on 0.75 times the Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) for the rolling twelve month period preceding the measurement date. We had trailing 12 month EBITDA of $15.0 million and $18.4 million as of December 31, 2005 and 2004, respectively.

At December 31, 2005, our borrowing base was $10.0 million, of which the availability is reduced by $1.2 million for a letter of credit issued in January 2005 to satisfy the requirements of our workers compensation policy. At December 31, 2005, $1.3 million in borrowings were outstanding and $7.5 million remained available under the Senior Revolving Credit Facility. Interest accrues, at management’s discretion, either at the bank’s prime rate plus 1.0% or at the London Interbank Offered Rate (LIBOR) plus 3.25% which were 8.25% and 7.78% (assuming a 3 month contract), respectively at December 31, 2005. Amounts outstanding at December 31, 2005 were accruing interest at 8.25%. The Company pays commitment fees of 0.50% on the balance of the unused line of credit on a monthly basis.

The Senior Revolving Credit Facility expires December 2009 and is secured by substantially all the assets of the Company. The negative covenants include, among other items, limits on additional indebtedness, liens, distributions, certain investments and transactions and certain financial covenants to limit capital expenditures, require minimum EBITDA and restrict development of new dental offices. The Company was in compliance with these covenants at December 31, 2005.

10. Shareholders’ Equity

Preferred Stock

The Company is authorized to issue 481,679 shares of preferred stock in three series designated as Class A and Class B Preferred Stock (collectively the Convertible Preferred Stock) and Class C Preferred Stock (see Note 8 for further discussion).

The Convertible Preferred Stock ranks junior to the Class C Preferred Stock and senior to all other classes of stock. In the event of liquidation the holders of the Convertible Preferred Stock are entitled to an amount equal to the amount of the original issue price as adjusted plus any accumulated but unpaid dividends. The Convertible Preferred Stock can be converted at the request of the holder into one share of Class A or Class B Common Stock, respectively, adjusted for anti-dilution provisions. The holders of the Convertible Preferred Stock are entitled to vote on all matters that the common stockholders vote.

The Class B Preferred Stock accrues dividends whether declared or paid at 5%, compounded annually and may be paid if permitted by the Senior Revolving Credit Agreement and the indenture and is required to be paid if there is a liquidation event as defined by the Company’s Second Amended and Restated Articles of Incorporation. At December 31, 2005 and 2004, the Company accumulated an aggregate of $1.0 and $0.6 million, respectively ($18.95 and $10.62 per share of Class B Preferred Stock as of December 31, 2004 and 2005, respectively) in cumulative preferred stock dividends.  The dividends are recorded in other long-term liabilities on the Consolidated Balance Sheets.

Common Stock

The Company is authorized to issue 981,679 shares of common stock in three series designated Class A, Class B and Class C Common Stock (the Common Stock). The Class A and B Common Stock are reserved for the conversion of the outstanding Class A and Class B Preferred Stock and rank junior to the Preferred Stock. In the event of an underwritten public offering, each share of Class A and Class B Common Stock for which registration has been sought shall automatically convert into one share of Class C Common Stock.

In connection with the Merger, the new majority shareholder and management agreed that management would hold options to purchase approximately 7.5% of the Company’s outstanding stock on a fully diluted basis at the conclusion of the Merger. Substantially at the same time as the Merger, the Company issued 5,000 shares of Class C Common Stock and a warrant to purchase 95,000 shares of Class C Common Stock. The common stock and warrant were issued to the new majority owner solely to affect the fully diluted ownership of the Company such that management’s option pool would represent 7.5% of the outstanding stock on a fully diluted basis. The Company is closely held and all shareholders, consisting of the new majority shareholder and management, were appropriately informed of the details of the issuance of the Class C Common Stock and warrant. Accordingly, the issuance of the common stock and warrant has been accounted for in accordance with Accounting Research Board No. 43, “Restatement and Revision of Accounting Research Bulletins”, and no value was capitalized from earned surplus of the Company, other than as legally required, for the issuance of the Class C Common Stock and warrant.

The following is a reconciliation of the total shares of preferred and common stock outstanding for the Reorganized Company:

	Class A Preferred Stock	Class B Preferred Stock	Class C Common Stock
Balance, January 1, 2004	229,007	52,672	100,521
Cancellation of preferred stock in connection with merger	(228,007)	—	—
Issuance of common stock in connection with merger and re-capitalization	—	—	5,000
Balance, December 31, 2004 and 2005	1,000	52,672	105,521

Warrants

In connection with its reorganization, the Company issued a Class D Warrant to purchase 75,422 shares of Class C Common Stock at an exercise price of $153.69 expiring 7 years from the date of issuance. The warrants were valued at approximately $3.4 million using a Black-Scholes valuation model at the Effective Date.

 Also in connection with its reorganization, the Company issued the Class E and F warrants to purchase an aggregate of 50,788 shares of the Company’s Class C Common Stock. The warrants were assigned a nominal value at the Effective Date. The Class E and F warrants were not exercised pursuant to the “bring along” provisions of the Company’s shareholders agreement and were cancelled.

The warrants are included in the reorganized Company’s additional paid in capital and goodwill in the accompanying Balance Sheets.

11. Stock Based Compensation

Reorganized Company

On April 28, 2005, the Company adopted the InterDent, Inc. Amended and Restated 2003 Stock Option Plan (Amended 2003 Plan) under which the Company’s Board of Directors (Board) may issue incentive and non-qualified stock options to purchase up to 33,726 shares of the Company’s Class C Common Stock. Stock options issued under the plan shall be exercisable up to ten years from the grant date as determined by the Board.

	December 31, 2005	December 31, 2004	December 31, 2003
Shares outstanding and exercisable	21,178	13,646	9,875
Weighted average exercise price	$161.96	$152.18	$153.69
Exercise price range	$138.32 to $175.52	$138.32 to $153.69	$153.69
Remaining contractual life (in years)	3.9	3.5	3.5

Predecessor Company

Upon emergence from Chapter 11, all outstanding stock options of the Predecessor Company were cancelled in accordance with the Plan of Reorganization.

The following is a summary of the stock option activity of the Company:

	Number of shares			Weighted Average Exercise
	Employee	Non-employee	Total	Price
Predecessor Company
Outstanding December 31, 2002	325,572	13,639	339,211	$11.01
Granted	505,000	—	505,000	0.19
Exercised	—	—	—	—
Cancelled	(830,572)	(13,639)	(844,211)	4.54
Outstanding September 30, 2003	—	—	—	$—
Reorganized Company
Outstanding October 1, 2003	—	—	—	$—
Granted	18,517	—	18,517	153.69
Exercised	—	—	—	—
Cancelled	—	—	—	—
Outstanding December 31, 2003	18,517	—	18,517	153.69
Granted	8,241	—	8,241	143.71
Exercised	—	—	—	—
Cancelled	(696)	—	(696)	153.69
Outstanding December 31, 2004	26,062	—	26,062	$150.53
Granted	9,680	—	9,680	$175.52
Exercised	—	—	—	$—
Cancelled	(2,355)	—	(2,355)	$153.69
Outstanding December 31, 2005	33,387	—	33,387	$157.76

12. Employee Benefits

In 1999 the Company adopted the InterDent, Inc. 401(k) Plan (the InterDent Plan) in accordance with Section 401(k) of the Internal Revenue Code. The InterDent Plan covers substantially all employees of the Company and its affiliates. Contributions to the InterDent Plan are discretionary. There was no Company contribution to the plan during the periods presented in this report.

13. Income Taxes

Income tax provision (benefit) consists of the following (in thousands):

	Reorganized Company			Predecessor Company
	Year Ended December 31, 2005	Year Ended December 31, 2004	Three Months Ended December 31, 2003	Nine Months Ended September 30, 2003
Current income taxes:
U.S. Federal	$45	$11	$—	$—
State and local	24	44	—	—

Total current income taxes	69	55	—	—
Deferred income taxes:

U.S. Federal	(45)	2,560	664	—
State and local	(7)	569	192	—

Total deferred income taxes	(52)	3,129	856	—
Total income tax provision	$17	$3,184	$856	$—

The effective tax rate differed from the U.S. statutory Federal rate of 34% during 2005, 2004 and 2003 due to the following:

	Reorganized Company			Predecessor Company
Effective Tax Rate	Year Ended December 31, 2005	Year Ended December 31, 2004	Three Months Ended December 31, 2003	Nine Months Ended September 30, 2003
U.S. Federal taxes at statutory rate	34.00%	34.00%	34.00%	34.00%
Increase (decrease):
State income taxes, net of federal tax benefits	(0.36)%	4.97%	5.83%	—
Valuation allowance for deferred tax assets	(7.77)%	—	—	(34.01)%
Amortization of nondeductible goodwill and other nondeductible items	—	(2.86)%	10.73%	0.01%
Dividends of mandatorily redeemable preferred stock reported as interest.	(6.65)%	—	—	—
Increase NOL for non-deductible goodwill and other non-deductible items	—	2.86%	(10.73)%	—
Goodwill impairment related to the disposition of offices	(18.46)%	—	—	—
Other	(1.30)%	0.09%	(0.38)%	—
Income tax provision	(0.54)%	39.06%	39.45%	—

Deferred income tax assets (liabilities) comprise the following (in thousands):

	December 31, 2005	December 31, 2004
Deferred income tax assets:
Net operating losses carryforward	$35,039	$30,454
Goodwill, intangibles, long-lived assets and advances, net of amortization	13,288	16,780
Accrued payroll and related costs	1,146	900
Capital losses	330	327
Allowances for doubtful accounts	789	1,376
Tax credits	300	239
Restructure and severance accrual	814	807
Other accruals	612	244
Total deferred income tax assets	52,318	51,127
Less: Valuation allowance	(48,383)	(46,285)
Deferred income tax assets, net of valuation allowance	$3,935	$4,842
Deferred income tax liabilities:
Property and equipment, principally due to differences in depreciation and capitalized costs	$(709)	$(985)
Identified intangibles	(3,226)	(3,857)
Total deferred income tax liabilities	$(3,935)	$(4,842)

On December 31, 2005, the Company has net operating loss carryforwards for federal income tax purposes of approximately $89.0 million that are available to offset future taxable income, if any, through 2025. The unused federal net operating losses will partially expire starting from the year 2008. The Company also has approximately $65.0 million of state net operating loss carryforwards, which are available to offset future taxable income. The unused state net operating losses will partially expire each year through the year 2025.

Internal Revenue Code (“IRC”) Sections 382 and 383 and the Treasury Regulations thereunder generally provide for limitations on the ability of a corporation to utilize net operating loss or credit carryforwards to offset taxable income or reduce its tax liability in taxable years following a change of control. As a result of the merger with IDI on December 15, 2004, the Company underwent a change of control within the meaning of IRC Section 382 and therefore, is subject to an annual limitation of utilizing its pre-acquisition net operating loss carryforwards in the amount of $78.4 million and $54.1 million for federal and state purposes, respectively. The annual utilization of net operating loss carryforwards and credits that existed in certain corporations prior to affiliation with InterDent may be limited in addition to the limitations imposed by IRC Section 382.

Under SFAS 109, “Accounting for Income Taxes”, the recognition of a net deferred tax asset depends upon a “more likely than not” expectation of realization of the deferred tax asset. A valuation allowance is required to sufficiently reduce the deferred tax asset to the amount that is expected to be realized utilizing the “more likely than not” criteria. The amount of the valuation allowance should be adjusted quarterly based on the analysis of available evidence. Due to our current year loss, the Company continues to maintain a valuation allowance for its entire net deferred tax assets including the net operating loss carryforwards. The valuation allowance for federal and state deferred tax assets increased by $2.1 million in the aggregate in the calendar year 2005, which is largely related to the increase in net operating loss carryforwards. The Company may recognize the deferred tax assets in future periods when the negative evidence is out-weighted by the positive.

14. Commitments and Contingencies

Commitments

The Company has entered into various operating leases, primarily for commercial property. Commercial properties under operating leases mostly include space required to perform dental services and space for administrative facilities. Lease expense, including month-to-month equipment rentals was as follows:

•                                     $10.4 million for the year ended December 31, 2005;

•                                     $10.3 million for the year ended December 31, 2004;

•                                     $2.5   million for the three months ended December 31, 2003; and

•                                     $7.7   million for the nine months ended September 30, 2003

The future minimum lease payments under capital and non-cancelable operating leases with remaining terms of one or more years consist of the following at December 31, 2005 (in thousands):

Year ended December 31:	Capital	Operating
2006	$119	$10,020
2007	119	8,805
2008	119	7,007
2009	28	5,182
2010	—	3,772
Thereafter	—	18,273
Total minimum lease obligations	$385	$53,059
Less: Portion attributable to interest	(56)
Obligations under capital lease	$329
Less: Current portion	(90)
	$239

Contingencies

The Company has been named as a defendant in various lawsuits in the normal course of business, primarily for malpractice claims. The Company and affiliated dental practices, and associated dentists are insured with respect to dentistry malpractice risks on a claims-made basis. Management believes all of these pending lawsuits, claims, and proceedings against the Company are without merit or will not have a material adverse effect on the Company’s consolidated operating results, liquidity or financial position, or cash flows.

In March 2006 we were informed that the California Attorney General’s Bureau of Medical Fraud and Elderly Abuse initiated criminal and administrative investigations to determine if one of our affiliated dental practices improperly billed Medi-Cal for Orthodontia services. Other administrative and treatment related issues are also being considered in the Attorney General’s investigation.

We are cooperating fully with the California Attorney General and based on our internal investigation to date, we believe the extent of the improper billings is approximately $110,000 which we have provided for in our financial statements as of December 31, 2005. Furthermore, in September 2005, prior to the investigation by the California Attorney General, we offered to refund to Medi-Cal any such billings found to be inaccurate. Additional issues may be raised in the course of the investigation that may result in additional monetary or non-monetary penalties. To our knowledge, no proceedings have been initiated against us or any related party. We cannot predict whether legal proceedings will be initiated against us relating to this investigation or, if proceedings are initiated, the outcome of any such proceedings. In addition, criminal proceedings could be initiated against us, our employees or former employees in connection with this inquiry.

15. Related Parties

In April 2005, the Company’s board of directors authorized the payment of an annual management fee in the amount of $0.25 million to our majority shareholder for certain services to be provided to the Company for the year and $0.25 million in annual director fees. This agreement is in effect until either party terminates the agreement.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2005 and 2004, THREE MONTHS ENDED DECEMBER 31, 2003,
NINEMONTHS ENDED SEPTEMBER 30, 2003

(in thousands)

	Balance at beginning of period	Charged to costs and expenses (1)	Deductions (2)(3)	Balance at end of period
Accounts Receivable Allowance:
December 31, 2005	$—	$6,896	$4,987	$1,909
December 31, 2004	3,962	8,237	12,199	—
December 31, 2003	4,425	2,543	3,006	3,962
September 30, 2003	4,237	7,159	6,971	4,425

(1)          Before considering recoveries on accounts previously written off.

(2)          Accounts written off, net of recoveries.

(3)          2004 Reflects elimination of allowance as a result of purchase accounting at December 31, 2004.