Form 10-Q
period 2006-06-30
INTERDENT SERVICE CORP; INTERDENT INC
filed 2006-08-14
CIK 1323543, 1072765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Number of shares of common stock outstanding as of August 14, 2006: 105,521

TABLE OF ADDITIONAL REGISTRANT

Exact Name of Registrant	State of Incorporation	I.R.S. Employer Identification Number
InterDent, Inc.	Delaware	95-4710504

INTERDENT SERVICE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

INTERDENT, INC.  AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands)

	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,021	$1,519
Marketable securities	529	—
Accounts receivable, net of allowances of $1,981 and $1,909 at June 30, 2006 and December 31, 2005, respectively	12,501	12,645
Supplies inventory	6,316	6,454
Prepaid expenses and other current assets	2,476	3,291
Total current assets	24,843	23,909

Property and equipment, net	24,038	23,883
Goodwill	74,434	74,774
Intangible assets, net	15,203	16,006
Other assets	5,993	6,247
Total assets	$144,511	$144,819

Liabilities
Current liabilities:
Accounts payable	$7,233	$8,060
Accrued payroll and related costs	10,116	9,461
Accrued interest	372	393
Other current liabilities	8,621	10,336
Current portion of capital lease obligations	93	90
Total current liabilities	26,435	28,340

Long-term liabilities:
Capital lease obligations, net of current portion	192	239
Senior secured revolving credit facility	1,239	1,308
Senior secured notes	80,000	80,000
Mandatorily redeemable preferred stock	4,404	4,088
Deferred compensation liability	646	—
Other long-term liabilities	1,563	1,052
Accumulated dividends	1,219	998
Total long-term liabilities	89,263	87,685
Total liabilities	115,698	116,025

Shareholders’ equity
Convertible preferred stock, $0.001 par value, 281,679 shares authorized:
Class A 229,007 shares authorized, 1,000 shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Class B 52,672 shares authorized, issued and outstanding at June 30, 2006 and December 31, 2005	8,650	8,650
Common stock, $0.001 par value, 981,679 shares authorized:
Class A 229,007 shares authorized, zero shares issued and outstanding at June 30, 2006 and December 31, 2005		—
Class B 52,672 shares authorized, zero shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Class C 700,000 shares authorized; 105,521 shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Additional paid-in capital	21,612	21,592
Accumulated deficit	(1,456)	(1,448)
Accumulated other comprehensive income	7	—
Total shareholders’ equity	28,813	28,794
Total liabilities and shareholders’ equity	$144,511	$144,819

See accompanying condensed notes to consolidated financial statements.

INTERDENT, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited, dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenues:
Dental practice net patient service revenue	$54,617	$53,905	$109,994	$107,391
Other fees	264	328	563	581
Total revenues	54,881	54,233	110,557	107,972
Costs and expenses:
Cost of revenues:
Clinical salaries, benefits, and provider costs	26,568	25,908	53,830	52,128
Practice non-clinical salaries and benefits	7,140	7,432	14,735	15,004
Dental supplies and lab expenses	5,612	5,446	11,093	10,899
Practice occupancy expenses	3,664	3,335	7,164	6,627
Practice selling, general and administrative expenses	4,051	4,307	8,102	8,820
Provision for doubtful accounts	372	455	744	688
Total cost of revenues	47,407	46,883	95,668	94,166
Corporate selling, general and administrative expenses	3,103	2,993	6,048	5,128
Stock-based compensation expense	7	7	14	13
Depreciation and amortization	1,431	1,348	2,825	2,657
Total operating expenses	51,948	51,231	104,555	101,964
Operating income	2,933	3,002	6,002	6,008
Non-operating (income) expense:
Interest income	(32)	(8)	(57)	(10)
Interest expense	2,584	2,511	5,168	5,054
Other income	—	(164)	—	(164)
Other expense	265	21	321	31
Non-operating expense, net	2,817	2,360	5,432	4,911
Income before provision for income taxes	116	642	570	1,097
Provision for income taxes	112	253	357	430
Net income	4	389	213	667
Accumulated dividends on preferred stock	101	114	221	205
Net (loss) income attributed to common stock	$(97)	$275	$(8)	$462

See accompanying condensed notes to consolidated financial statements.

INTERDENT, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited, dollars in thousands)

	Six Months Ended June 30,
	2006	2005

Operating activities
Net income	$213	$667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,825	2,657
Provision for revenue adjustments and doubtful accounts	744	969
Loss on dental location dispositions and disposal of assets	343	30
Change in deferred taxes	340	413
Interest paid in kind	316	295
Interest amortization on deferred financing costs and discounted debt	426	415
Deferred compensation expense	646	—
Stock-based compensation expense	20	13
Recognition of deferred revenues	812	(138)
Other	(6)	—
Changes in assets and liabilities:
Accounts receivable	(600)	137
Supplies inventory	138	(220)
Prepaid expenses and other current assets	815	1,134
Other assets	(166)	(132)
Accounts payable	(827)	251
Accrued payroll and related costs	655	(73)
Accrued interest	(21)	(90)
Other current liabilities	596	(1,471)
Net cash provided by operating activities	7,269	4,857
Investing activities
Marketable securities	(522)	—
Purchase of property and equipment	(2,520)	(5,373)
Cash received for trailing acquisition costs and earn-outs	—	7
Net cash used in investing activities	(3,042)	(5,366)
Financing activities
Net payments on revolving credit facility	(69)	—
Payments on long-term debt and obligations under capital leases	(44)	(364)
Changes in bank overdraft balances	(2,612)	2,575
Net cash (used in) provided by financing activities	(2,725)	2,211
Increase in cash and cash equivalents	1,502	1,702
Cash and cash equivalents, beginning of period	1,519	—
Cash and cash equivalents, end of period	$3,021	$1,702

See accompanying condensed notes to consolidated financial statements.

1.        Our Company

InterDent Service Corporation, the principal operating subsidiary of InterDent, Inc. (collectively, We, InterDent or the Company) provides dental practice management services to multi specialty group dental practices in the United States. Our network of affiliated dental practices seeks to provide comprehensive, convenient and high quality general dentistry as well as dental specialty services such as orthodontics, periodontics, endodontics, pediatric dentistry, prosthodontics and oral surgery.  We do not engage in the practice of dentistry, but rather work with affiliated dental practices or professional corporations (PC) to enhance the business operations of their practices. We enter into management service agreements with these affiliated dental practices pursuant to which we provide them, on an exclusive basis, with management and administrative services.

As of June 30, 2006, we provided management services to 128 affiliated dental practices in Arizona, California, Hawaii, Kansas, Nevada, Oklahoma, Oregon and Washington and own and operate one dental laboratory in Oklahoma.

2.        Basis of Presentation

Following the rules and regulations of the Securities and Exchange Commission, or SEC, we have omitted footnote disclosures that would substantially duplicate the disclosures in our annual audited financial statements. The accompanying consolidated financial statements should be read in conjunction with the financial statement disclosures from our 2005 Consolidated Financial Statements contained in our 10-K filed April 11, 2006 with the SEC.  The same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data. In the opinion of management, all adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature.

A reclassification has been made to the 2005 consolidated financial statements to conform to the current period presentation.  Accrued interest which was included in other current liabilities is stated separately.  The consolidated statement of cash flows reflects a reclassification for the provision for revenue adjustments and doubtful accounts from accounts receivable as well as a reclassification of interest paid in kind from other current liabilities.  As a result, the consolidated statement of cash flows for the period ended June 30, 2005 reflects a reclassification of $1,264,000 in adjustments to reconcile net income to net cash provided by operating activities with the corresponding offset in changes in assets and liabilities.  There was no change in the net cash provided by operating activities.

We operate in one principal business segment as a provider of dental practice management services to multi specialty group dental practices in the United States.

3.        Summary of Significant Accounting Policies

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

Net Patient Revenue includes amounts received under capitated managed care contracts.  A portion of these capitated revenue premiums are received at certain wholly-owned subsidiaries that are subject to regulatory review and oversight by various state agencies. The subsidiaries are required to, among other things, file statutory financial statements with the state agencies and maintain minimum tangible net equity balances and restricted deposits. The Company is in compliance with such requirements as of June 30, 2006. Total revenues subject to regulatory review and oversight by various state agencies were $10.9 million and $10.3 million and $22.0 million and $20.2 million for the three and six months ended June 30, 2006 and 2005, respectively.

Stock-based compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment,” or SFAS 123R.  In accordance with SFAS 123R, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period.  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  The Company determines the grant-date fair value of employee share options granted after the adoption of SFAS 123R using the Black-Scholes option-pricing model adjusted for the unique characteristics of these options.

Prior to adoption of SFAS 123R, we accounted for grants under the stock option plan using either the minimum value method as permitted for non-public entities in SFAS No. 123 “Accounting for Stock-Based Compensation,” or SFAS 123, for grants at the market price at the date of the grant or the intrinsic value method for grants issued below the market price at the date of the grant in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB 25 adopting the disclosure only provisions of SFAS 123.  Entities that used the minimum value method of measuring equity share options prior to adoption of SFAS 123R are to apply SFAS 123R prospectively to awards issued, modified, repurchased, or canceled after adoption and continue to account for any portion of awards outstanding at the date of the initial application using the accounting principles originally applied to those awards.  Accordingly, periods prior to the adoption of SFAS 123R will not be restated.  Options accounted for under the intrinsic value method will continue to be expensed over the vesting period.

The pro-forma compensation costs for outstanding awards granted prior to adoption of SFAS 123R are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
(in thousands)
Net income, as reported	$4	$389	$213	$667

Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	7	4	14	8
Deduct: Total stock-based employee compensation expense determined under minimum value based method for all awards, net of related tax effect	(12)	(31)	(36)	(56)

Net (loss) income, pro forma	$(1)	$362	$191	$619

See note 5 for further discussion on stock-based compensation.

Available for sale securities

The Company considers its marketable securities as available-for-sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” or SFAS 115. These investments are recorded at fair value and are classified as marketable securities in the accompanying consolidated balance sheets as of June 30, 2006. The changes in fair values, net of applicable taxes, are recorded as unrealized gains (losses) as a component of accumulated other comprehensive income in shareholders’ equity. Increases in the fair values for the six months ended June 30, 2006 were $7,000.

Goodwill

The change in goodwill in the six months ended June 30, 2006 is related to the utilization of pre-emergence deferred tax assets.

Deferred compensation

On January 1, 2006, we adopted an elective non-qualified Deferred Incentive Compensation Retirement Plan (the 2006 Plan) to provide certain employees and affiliated professionals an opportunity to voluntarily defer compensation on a pre-tax basis. Additionally, the Company will make bonus contributions to the 2006 Plan on behalf of our affiliated dentists based on predetermined performance goals. These bonus contributions vest and will be recorded as compensation expense by the Company starting with the period earned through the end of the service period, typically 3 to 4 years. The Company intends to make its first bonus contribution in December 2007.

A rabbi trust is the funding vehicle that is used to hold the deferred compensation amounts that are invested in mutual funds within the trust. Accounting for the 2006 Plan is in accordance with Emerging Issues Task Force (EITF) 97-14 “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested”.  The rabbi trust assets held in mutual fund securities are deemed to be “available for sale” with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders’ equity according to SFAS 115.

Self-insurance

The Company utilizes high deductible insurance programs for workers’ compensation, professional liability, and substantially all of the employee medical benefit plans.  The Company has utilized the medical benefit plan since 2003 and the workers’ compensation and professional liability began in January 2005 and November 2005, respectively. Under these plans, the Company assumed first dollar coverage responsibility and limits its exposure through the use of individual and aggregate stop-loss agreements.

The Company records an estimated liability for self-insured deductibles and claims incurred but not paid based on management’s estimates of the aggregate liability for uninsured claims using actuarial assumptions and historical loss patterns.  The reserve for the workers’ compensation and professional liability of $0.8 million and $0.4 million at June 30, 2006 and December 31, 2005, respectively, is recorded in other current liabilities on the balance sheet. The reserve for the employee medical plans of $0.6 million is recorded in accrued payroll and related costs.  Although management believes it has the ability to adequately estimate losses related to claims, it is possible that actual results could differ from recorded self-insurance liabilities.

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

Accounting pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3” or SFAS 154. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was affected by a change in accounting principle, and (2) correction of errors in previously issued financial statements shall be termed a “restatement.” SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154, effective January 1, 2006 did not have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” to clarify the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement criteria for the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for years beginning after December 15, 2006. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated results of operations and financial condition but do not expect this Interpretation to have a material impact.

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 123 (R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”.  This FSP allows companies using either the modified retrospective or modified prospective application to make a one-time election to adopt the transition method described in the FSP and also allowed companies to take up to one year from the later of its initial adoption of Statement 123 (R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election.  We are currently evaluating the available transition alternatives and have not yet made a determination of which method we will be using.

In March 2006, the FASB issued EITF No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” which requires a reevaluation of existing policies as to gross versus net reporting of taxes and the subsequent disclosure of taxes reported on a gross basis, of significant taxes.  We are in the process of reevaluating existing policies and have not made a decision regarding presentation and disclosure of these taxes in the financial statements in accordance with SFAS 154.

4.        Related party transactions

In April 2005, our board of directors authorized the payment of an annual management fee in the amount of $0.25 million to our majority shareholder for certain services to be provided to us for the year and $0.25 million in annual director fees.  This agreement is in effect until either party terminates the agreement.

5.        Stock-Based Compensation

On April 28, 2005, the Company adopted the InterDent, Inc. Amended and Restated 2003 Stock Option Plan (2003 Stock Option Plan) under which the Company’s Board of Directors (Board) may issue incentive and non-qualified stock options to purchase up to 33,726 shares of the Company’s Class C Common Stock. Stock options issued under the 2003 Stock Option Plan are generally granted with an exercise price equal to the market price of our stock at the date of grant and shall be exercisable up to ten years from the grant date as determined by the Board. Options granted under the 2003 Stock Option Plan typically vest over a 4 year period. The following table summarizes stock option activity as of December 31, 2005 and changes during the six months ended June 30, 2006.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	33,387	$157.76	—	—
Granted	811	175.52	—	—
Exercised	—	—	—	—
Forfeited	(472)	153.69	—	—
Cancelled	—	—	—	—
Outstanding at June 30, 2006	33,726	$157.63	3.4	$589
Exercisable at June 30, 2006	22,952	$155.56	2.9	$458

Under the modified prospective transition method prescribed by SFAS 123R, the Company is required to record compensation expense for all awards granted after the date of adoption. The Company measured stock based compensation using the Black-Scholes option pricing model. The following ranges of assumptions were used to compute employee stock based compensation under SFAS 123R:

Risk free interest rate	4.9%
Expected volatility	49.0%
Expected dividend yield	0%
Expected life (in years)	3
Forfeiture rate	10%
Weighted average fair value at date of grant	$66.39

Expected volatility is based upon an appropriate peer group within the Company’s industry sector. The expected life of the awards represents the period of time that management estimates that options granted will be outstanding.

The Company used historical information to estimate forfeitures within the valuation model. The risk-free interest rate for periods within the expected life of the option is based on implied yields on U.S. Government Issues in effect at the time of grant. Compensation cost is recognized over the vesting period using a graded vesting schedule and net of estimated forfeitures.

The Company recognized in the statement of operations $6,000 of stock based compensation under the fair value method in the three and six months ended June 30, 2006 and $7,000 and $14,000 of stock based compensation under the intrinsic value method in the three and six months ended June 30, 2006, respectively. As of June 30, 2006, there was approximately $42,000 of total employee unrecognized compensation costs related to non-vested stock-based compensation awards granted under the Plan That cost is expected to be recognized over a weighted average period of approximately 4 years.

6.        Contingencies

Senior secured revolving credit facility

As of June 30, 2006, our borrowing base was $10.0 million; the amount available has been reduced by $1.5 million for a letter of credit issued to satisfy the requirements of our workers compensation policy. At June 30, 2006, $1.2 million in borrowings were outstanding and $7.3 million remained available under the Senior Secured Revolving Credit Facility.  This facility expires December 2009 and is secured by substantially all of our assets.  The negative covenants include, among other items, limits on additional indebtedness, liens, distributions, certain investments and transactions and certain financial covenants to limit capital expenditures and require minimum earnings before interest, taxes, depreciation, and amortization (EBITDA).  We were in compliance with these covenants as of June 30, 2006.

Legal

We have been named as a defendant in various lawsuits in the normal course of business, primarily for malpractice claims. We, our affiliated dental practices and associated dentists’ are insured with respect to dentistry malpractice risks on a claims-made basis. Management believes all of these pending lawsuits, claims, and proceedings against us are without merit or will not have a material adverse effect on our consolidated operating results, liquidity or financial position, or cash flows.

In March 2006 the California Attorney General’s Bureau of Medical Fraud and Elderly Abuse initiated an investigation following our self reporting to Denti-Cal of billing errors we had discovered at one of our affiliated dental practices.  We continue to cooperate in the investigation; no material developments occurred during the past quarter.

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

Forward looking statements involve risks and uncertainties, including, but not limited to, economic, competitive and governmental factors outside of our control, that may cause actual results to differ materially from trends, plans or expectations set forth in the forward looking statements.  Certain factors that might cause such a difference include, among other things, dependence upon our affiliated dental practices and the dental professionals who generate our revenue; access to and cost of capital due to our high leverage ratio; cost containment efforts by third party payors and capitation arrangements; our growth strategy and the terms of our service agreements with affiliated dental practices may reduce the cash we have available for operations and funds available to meet our obligations; the geographic concentration of our operations increases the risk that our operating results will suffer from adverse developments in our principal markets; government regulation of the dental industry and regulatory challenges to our business model; professional liability and other claims that may be made against our affiliated dental practices; our operations and growth plans may be adversely affected by a highly competitive environment; and the interest of the entities affiliated with our majority shareholder may conflict or differ from your interests. For further information about risks which may effect our future operating results, please see the Risk Factors set forth in Item 1A of Part II below.  New risks and uncertainties may emerge in the future. It is not possible for us to predict all of these risks or uncertainties, nor can we assess the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in forward looking statements. Given these risks and uncertainties, we urge you to read this document completely with the understanding that actual future results may be materially different from what is expressly stated or implicit in any forward looking statement.

OVERVIEW

We provide practice management services to 128 affiliated multi-specialty group dental practices in the United States. Our network of affiliated dental practices is comprised of approximately 1,250 operatories throughout eight states.

We believe long term growth of the dental care industry in the United States is fueled by, among other things, increased availability of dental insurance, a growing population of older patients who have retained their teeth, and increased interest in cosmetic dentistry. However, certain dental procedures are considered elective or can be deferred and our revenue growth in the short term is subject to fluctuation based on trends in consumer confidence and the effects that will have on patients’ disposable income.

Our strategy to grow our business consists of two initiatives. We seek to drive revenue in our existing affiliated offices through the delivery of consistently good patient service, marketing to attract new patients, improving the physical appearance and infrastructure of offices, and moving our affiliated practices to higher reimbursement plans where appropriate. Additionally, our new office growth strategy seeks to enhance market penetration in existing markets as a primary driver of overall revenue growth.

Our results from 2006 reflect an improvement in our revenue and cost of revenue attributed to the stability and productivity of our affiliated dentists, the impact of our growth initiatives and significant efforts to reduce the costs of operations. This improvement is offset by increases in corporate selling, general and administrative expenses related to initiatives in information technology and depreciation expense generated from our increase in capital expenditures in recent years.

RESULTS OF OPERATIONS FOR THE QUARTERS

ENDED JUNE 30, 2006 AND 2005

The following table sets forth the consolidated Statement of Operations for the three and six months ended June 30, 2006 and 2005 and should be used in connection with the narrative of our operations that follows the tables (in thousands):

	Three Months ended June 30, 2006		Three Months ended June 30, 2005
	Amount	% of Total Revenue	Amount	% of Total Revenue	% Change
Total revenues	$54,881	100.0%	$54,233	100.0%	1.2%

Cost of revenues	47,404	86.4	46,883	86.5	1.1
Corporate selling, general and administrative expenses	3,113	5.7	3,000	5.5	3.8
Depreciation and amortization	1,431	2.6	1,348	2.5	6.2
Total operating expenses	51,948	94.7	51,231	94.5	1.4
Operating income	2,933	5.3	3,002	5.5	(2.3)
Other non-operating (income) expense, net	265	0.5	(143)	(0.3)	(285.3)
Interest expense, net	2,552	4.7	2,503	4.6	2.0
Net income before provision for income taxes	116	0.2	642	1.2	(81.9)
Provision for income taxes	112	0.2	253	0.5	(55.7)
Net income	$4	0.0%	$389	0.7%	(99.0)%

	Six Months ended June 30, 2006		Six Months ended June 30, 2005
	Amount	% of Total Revenue	Amount	% of Total Revenue	% Change
Total revenues	$110,557	100.0%	$107,972	100.0%	2.4%

Cost of revenues	95,665	86.5	94,166	87.2	1.6
Corporate selling, general and administrative expenses	6,065	5.5	5,141	4.8	18.0
Depreciation and amortization	2,825	2.6	2,657	2.5	6.3
Total operating expenses	104,555	94.6	101,964	94.4	2.5
Operating income	6,002	5.4	6,008	5.6	(0.1)
Other non-operating (income) expense, net	321	0.3	(133)	(0.1)	(341.4)
Interest expense, net	5,111	4.6	5,044	4.7	1.3
Net income before provision for income taxes	570	0.5	1,097	1.0	(48.0)
Provision for income taxes	357	0.3	430	0.4	(17.0)
Net income	$213	0.2%	$667	0.6%	(68.1)%

Revenues

For the three and six month periods ended June 30, 2006, we posted net revenue gains of $0.6 million and $2.6 million, respectively from the same periods last year.  The increase in our overall revenue is driven primarily by improved productivity and stability of our affiliated providers and new office growth. We opened 4 new offices and closed 2 existing offices in the twelve months ending June 30, 2006.

Our net revenue from offices open for at least one year, or same-office revenue, increased by 1.8% to $105.8 million over the same period last year.   The increase in same office revenue is the result of improved productivity and stability of our affiliated providers.

Costs and expenses

Cost of revenues.  Cost of revenues consists of costs directly associated with activities of operating and managing the practice facility locations, including regional support departments. The components of cost of revenues are largely variable or semi-variable costs and include clinical and non-clinical salaries and benefits, dental supplies and lab expenses, occupancy, practice selling, general and administrative expenses and provision for doubtful accounts.

Although our overall cost of revenues increased, cost of revenues decreased as a percentage of net revenues for the same three and six month periods last year. The overall cost increases are attributed to net gains in offices open for the same period last year while the primary drivers of the percentage decreases for the three and six months are as follows:

•                  Decrease as a percentage of revenue in non clinical salaries and related benefits of  0.7% and 0.6% for the three and six months, respectively, as we focused on properly staffing offices for the level of business.  This decrease was primarily due to a reduction in back office head count.  Additional gains were noted through the process of rotating office managers and front office staff between offices to ensure optimum effectiveness of existing personnel.

•                  Practice selling, general and administrative expenses as a percentage of revenue decreased 0.6% and 0.9% for the three and six months, respectively resulting from lower marketing expenditures in 2006 as compared to a planned incremental increase in 2005 designed to build brand equity in our newly rebranded practices and to generate new patient growth.  We expect to continue this incrementally lower expenditure for marketing for the remainder of 2006.

•                  The decreases are offset by a 0.6% and 0.4% increase as a percentage of revenue in clinical salaries and benefits and a 0.6% and 0.3% increase as a percentage of revenue in occupancy costs for the three and six months, respectively.  The increase in clinical salaries and benefits as a percentage of revenue is due primarily to increase in temporary salary guarantees to new affiliated doctors during their initial ramp up period, combined with the typically lower productivity of these new doctors. We customarily provide new affiliated dentists with guaranteed minimum compensation for a period of three to six months while they establish their practice. At the end of this period, the affiliated dentists shift to a variable commission model. The guarantees are a residual effect of the increase in doctor turnover that we experienced in late 2005.  We are also incurring additional clinical costs when we use contract doctors in areas where we are encountering difficulty in recruiting permanent affiliated doctors.

The increases in occupancy costs are related to opening new offices and the overall increases in rent, common area maintenance costs, and utilities for existing offices.

Corporate selling, general and administrative expenses.  Corporate selling, general and administrative expenses include: corporate salaries, general office costs, investor relations expense, legal and audit fees, general insurance, director and officer liability insurance and other miscellaneous costs at our corporate facilities.

For the three and six months ended June 30, 2006 our corporate selling, general and administrative costs increased $0.1 million and $0.9 million, respectively from the same periods last year. This increase is attributed to:

•                  Additional compensation costs related to an increase in our vacation and bonus liability.  We also shifted certain support related activities and related headcount from operations to corporate.  Such responsibilities primarily include information technology (IT) and chief clinical roles.

•                  Higher professional services related to continuing IT initiatives and audit costs resulting from a stub period audit in the prior year and a full year audit for 2005; and

•                  Non-employee director and management fees payable to our majority shareholder for the quarter. Amounts paid for services provided in the prior year began in the second quarter.

Depreciation and amortization. Depreciation expense is attributed to depreciation of dental equipment, furniture, fixtures and computer equipment and amortization of leasehold improvements and identifiable intangibles. Depreciation and amortization expense was slightly up for the three and six months ended June 30, 2006 compared to the same periods last year due to the incremental depreciation and amortization for new equipment and new office expansion.

We expect to continue to incur capital expenditures, primarily as part of our new office expansion program and the on-going remodel or relocation of offices. Because of this, depreciation and amortization expense may increase as a percentage of revenue in future periods depending on the timing and amount of the capital expenditure.

Non-operating expenses

Interest expense. Net interest expense in both periods is a result of $80.0 million in principal of our Senior Secured Notes due 2011, or the Notes, and amortization of deferred financing costs associated with the Notes.  Our obligations under the Notes will result in substantial interest expense in future periods.  The Notes bear interest at 10 ¾% per year, payable semiannually on June 15 and December 15 of each year.  Interest expense also consists of interest on our revolving credit facility, the letter of credit and unused credit line facility.

Other non-operating (income) expense.  The increase in other non-operating (income) expense is due to the following transactions:  In 2006, we incurred charges for disposal of certain assets relating to prior year office relocation and in 2005 we recovered monies from our insurance carrier relating to a prior year loss.

Income taxes

Provision for income taxes. Our effective tax rate was approximately 96.6% and 39.4% for the three months ended June 30, 2006 and 2005, respectively, and 62.6% and 39.2% for the six months ended June 30, 2006 and 2005, respectively. The 2006 income tax provision consists of state minimum taxes and benefits realized from utilizing pre-reorganization deferred taxes.  The increase in the effective tax rate is due to the payment of certain non-deductible expenses and accrued interest on the mandatorily redeemable preferred stock, which result in permanent differences.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our operating and capital needs through cash generated by operations and borrowings. Our primary sources of liquidity for the near future will be cash flow from our operations and availability under our $10 million senior secured revolving credit facility. Advances under this facility are limited to the lesser of (i) $10 million or (ii) a borrowing base formula calculated at 0.75 times our trailing 12 month earnings before interest, taxes, depreciation and amortization, or EBITDA, as defined in the agreement. In addition, we are required to maintain a monthly minimum EBITDA, as measured on a trailing 12 month basis, of at least $12 million. We had trailing 12 month EBITDA of $14.8 and $15.1 million as of June 30, 2006 and December 31, 2005, respectively.

As of June 30, 2006, our borrowing base was $10.0 million and the amount available under our revolving credit facility was $7.3 million from which we have borrowed $1.2 million. The $1.5 million reduction on the amount available under our revolving credit facility resulted from the issuance on our behalf of a letter of credit in conjunction with our self insured workers’ compensation programs.

Our primary cash requirements include general operating expenses, debt service requirements and capital expenditures. Our Senior Secured Notes are interest only, payable semi-annually in the amount of approximately $4.3 million, or approximately $8.6 million over a 12 month period. We currently anticipate funding interest payments from cash generated by our operations, supplemented as necessary with borrowings under our revolving credit facility.  Dividends on the mandatorily redeemable preferred stock accrue annually, and are payable monthly. We are permitted to pay required dividends either in cash (if permitted by other applicable debt covenants) or “in kind” through the issuance of additional shares of the preferred stock. We currently intend to settle the dividends on the preferred stock through additional shares of Class C Preferred Stock.

Under our new office growth strategy we currently plan to initiate approximately seven new dental offices in leased facilities this year and complete 10-15 per year thereafter, depending upon our liquidity and our ability to identify opportunities that meet our expectations. We expect to fund most of these offices using our cash flow from operations. We may also from time to time consider acquisitions of dental practices, although we have no current plans for any acquisitions.

We believe that our current sources of liquidity will be sufficient to meet our requirements in 2006. However, an unexpected decline in cash flow from operations or in our EBITDA could materially impair our liquidity. In such event, we may not be able to access our revolving credit facility and we may be unable to generate sufficient free cash flow to meet all of our operating requirements. Moreover, the indenture governing our notes and the terms of our senior secured revolving credit facility limit our ability to incur additional indebtedness. As a result, in the event of a material decline in our operating performance, we may encounter substantial difficulty in securing additional sources of liquidity.

Our cash flow sources and uses by operating, investing and financing activities are shown below (in thousands):

	Six Months Ended June 30,
	2006	2005
Net cash provided by operations	$7,269	$4,857
Net cash used in investing activities	$(3,042)	$(5,366)
Net cash (used in) provided by financing activities	$(2,725)	$2,211

Cash flow from operations.  The increase in cash flow from operations from the same period last year is due primarily to cash retained through:

•                  $0.6 million related to the adoption of our deferred compensation program in January 2006;

•                  $0.8 million related to the building of reserves for claims incurred but not reported for third party providers and our high deductible insurance programs implemented in late 2005 and early 2006; and

•                  $0.8 million reduction in our prepaid rent as rent checks generated prior to the end of the quarter were not released at June 30, 2006 due to the timing of the quarter end.

Cash flow used in investing activities.  Our spending on property and equipment during the first six months of 2006 decreased $2.9 million from the same period in the prior year. We opened one new office in the six months ended June 30, 2006 versus opening 3 new offices in the same period prior year. We expect to continue to incur significant capital expenditures, primarily as part of our new office growth strategy and the on-going remodel or relocation of offices.  We also invested $0.5 million in marketable securities in conjunction with our deferred compensation program which began in January 2006.

Cash flow from financing activities.  The significant decrease in financing activities is due to reducing our book cash overdraft position. Additionally, cash was used to pay down outstanding balances on our revolving line of credit and capital leases. Our subordinated seller debt was paid off in 2005.  We will pay the remaining balance on the capital lease obligation of $0.3 million as scheduled through March 2009.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

We believe that the estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, the reserve for uncollectible accounts receivable and inventory balances. These policies require that we make estimates in the preparation of our financial statements as of a given date.

Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Recently Adopted Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3” or SFAS 154. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was affected by a change in accounting principle, and (2) correction of errors in previously issued financial statements shall be termed a “restatement.” SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154, effective January 1, 2006 did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Not Yet Adopted by the Company

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” to clarify the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement criteria for the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for years beginning after December 15, 2006. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated results of operations and financial condition but do not expect this Interpretation to have a material impact.

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”.  This FSP allows companies using either the modified retrospective or modified prospective application to make a one-time election to adopt the transition method described in the FSP and also allowed companies to take up to one year from the later of its initial adoption of Statement 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election.  We are currently evaluating the available transition alternatives and have not yet made a determination of which method we will be using.

In March 2006, the FASB issued EITF No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” which requires a reevaluation of existing policies as to gross versus net reporting of taxes and the subsequent disclosure of taxes reported on a gross basis, of significant taxes.  We are in the process of reevaluating existing policies and have not made a decision regarding presentation and disclosure of these taxes in the financial statements in accordance with SFAS 154.

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

Our interest expense is sensitive to changes in the general level of interest rates as our senior secured revolving credit facility has interest rates based upon LIBOR or the prime rate plus for the banks’ applicable margins ranging from 1.0% to 3.25%. At June 30, 2006, there were $1.2 million in borrowings outstanding under this facility. The annual pre-tax earnings and cash flow impact for a one percentage point change in interest rates would not be significant to our operations.  The hypothetical change used in this analysis may be different from what actually occurs in the future.  We do not presently undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the first six months of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon these evaluations, and solely because of the material weakness in internal control over financial reporting discussed below, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. However, we believe that the accompanying consolidated financial statements fairly present in all material respects our financial position and results of operations presented in this Form 10-Q.

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

There were no changes in the internal control over financial reporting that occurred during the period covered by this report that materially affected, or that are reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We have been named as a defendant in various lawsuits in the normal course of business, primarily for malpractice claims. We, our affiliated dental practices and associated dentists’ are insured with respect to dentistry malpractice risks on a claims-made basis. Management believes all of these pending lawsuits, claims, and proceedings against us are without merit or will not have a material adverse effect on our consolidated operating results, liquidity or financial position, or cash flows.

As previously reported, the California Attorney General’s Bureau of Medical Fraud and Elderly Abuse initiated an investigation following our self reporting to Denti-Cal of billing errors we had discovered at one of our affiliated dental practices.  We continue to cooperate in the investigation; no material developments occurred during the past quarter.

Item 1A. Risk Factors

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

Additionally, some third-party payor contracts are capitated arrangements. Approximately 23% of our revenue was derived from capitated arrangements for the six months ended June 30, 2006. Under those contracts, the affiliated dental practice receives a capitated payment, calculated on a monthly per-member basis, to provide care to the covered enrollees and generally receives a co-payment from the patient at the time care is provided. These payment methods shift a portion of the risk of providing care from the third party payors to the affiliated dental practices. To the extent that patients covered by these contracts require more frequent or extensive care than is anticipated, there may be a shortfall between the capitated payments received by the affiliated dental practices and the costs to provide the contracted services. These shortfalls may result in our affiliated dental practices being unable to reimburse us for expenses and contribute to our service fees.

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

Our growth strategy includes expansion through opening new affiliated dental offices as well as the expansion of existing affiliated dental practices. We opened one new affiliated office in February 2006 in Arizona under our new office growth strategy. While the cost per new office will vary based on size and region, we estimate that the average office buildout will cost between $0.4 million and $0.6 million. The strategy is to fund these offices with cash flow from operations. Typically each buildout takes between 6 to 9 months. While we will seek to support theses new offices with staffing from existing offices, we still expect to incur losses of approximately $0.1 million during the first year of operations. We believe that the addition of these new offices will provide synergies such as giving us greater purchasing power as well as allowing us to spread fixed overhead across a larger revenue base. The emphasis on growing through opening new offices, however, is a new strategy; previously, our growth strategy emphasized the acquisition of existing practices. We do not have sufficient experience with our new growth strategy to evaluate its effectiveness.

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

We are highly leveraged which may constrain our ability to obtain additional financing to pursue growth opportunities. Prospective lenders and other providers of capital will consider the extent of our leverage in determining whether to make any funds available to us. Our current leverage ratios effectively limit our ability to obtain additional funding from third parties. We are therefore unlikely to be able to pursue in the near future business opportunities that we cannot finance out of our cash flow. Our current financial leverage effectively precludes us from pursuing significant acquisition opportunities or other opportunities that require a substantial cash payment. Our near term growth may suffer as a result, particularly in comparison with certain competitors who may be better positioned to obtain additional financing.

The geographic concentration of our operations increases the risk that our operating results will suffer from adverse developments in our principal markets.

We provide management services to 128 affiliated dental practices, and own and operate one dental laboratory. The following table illustrates the number of these dental offices we serve in each state on June 30, 2006.

Dental
State	Offices
California	56
Oregon	27
Washington	13
Nevada	10
Arizona	10
Hawaii	6
Oklahoma	5
Kansas	1
128

The current geographic concentration of our operations in the western United States, and especially in California and Oregon, increases the risk to us of adverse economic or regulatory developments within these markets.

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

The laws of each state in which we operate contain restrictions on the practice of dentistry and control over the provision of dental services. In the states in which we operate, the statutes regarding the practice of dentistry include broad and vaguely stated restrictions on owning, managing, maintaining and/or operating an office where dental services are performed.

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

Our dental practice affiliates are subject to the Health Insurance Portability and Accountability Act of 1996, or HIPAA. HIPAA regulations include various requirements on privacy and security of patient records. Federal and state regulations, such as Medicare and Medicaid, also contain anti-kickback provisions and restrictions on referrals. Our dental practice affiliates also must comply with federal Occupation Safety and Health Administration Bloodborne Pathogens Standard, which requires them to institute training programs and procedures designed to eliminate or minimize occupational exposure to Hepatitis B Virus (HBV), Human Immunodeficiency Virus (HIV) and other bloodborne pathogens. Our subsidiary, Dedicated Dental, is also subject to the Knox-Keene Healthcare Service Plan Act of the State of California in connection with its managed dental care plan, which requires our subsidiary, among other things, to file periodic financial data and other information with the California Department of Managed Health Care, maintain substantial net equity on its balance sheet and maintain adequate medical, financial and operating personnel. These regulations require consistent monitoring to maintain compliance. Failure to comply with these regulations could result in penalties and fines being imposed.

Entities affiliated with Levine Leichtman Capital Partners, or LLCP hold substantially all of the outstanding voting power of the capital stock of our parent, InterDent, Inc., and their interests may conflict with or be different from your interests.

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

Item 6. Exhibits

Set forth below is a list of the exhibits included as part of this quarterly report.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Restated Articles of Incorporation of InterDent Service Corporation†
3.2	By-Laws of InterDent Service Corporation†
3.3	Second Amended and Restated Certificate of Incorporation of InterDent, Inc.†
3.4	Amended and Restated By-Laws of InterDent, Inc.†
4.1	Indenture, dated as of December 15, 2004, by and among IDI Acquisition Corp., InterDent Service Corporation, InterDent, Inc., and Wells Fargo Bank as trustee and collateral agent†
4.2	Registration Rights Agreement by and among IDI Acquisition Corp., InterDent Service Corporation, InterDent, Inc. and Jeffries & Company, Inc. dated December 15, 2004†
4.3

Amended and Restated Loan and Security Agreement by and among InterDent, Inc. as Parent, InterDent Service Corporation as Borrower, the Lenders that are Signatories thereto as the Lenders, and Wells Fargo Foothill, Inc. as the Arranger and Administrative Agent dated as of December 15, 2004.†

4.4	InterDent, Inc. Class D Common Stock Purchase Warrant, dated October 8, 2003, issued by InterDent, Inc. to Levine Leichtman Capital Partners II, L.P.††
4.5	InterDent, Inc. Class G Common Stock Purchase Warrant, dated December 15, 2004, issued by InterDent, Inc. to Levine Leichtman Capital Partners II, L.P.††
5.1	Opinion of Morrison & Foerster LLP, regarding the validity of the securities being issued†††
5.2	Opinion of Stoel Rives LLP, regarding the validity of the securities being issued†††
10.1	InterDent, Inc. 2003 Stock Option Plan†
10.2	Employment Agreement, effective January 1, 2004, by and between the Company and Ivar S. Chhina†
10.3	Amendment 1 to Employment Agreement, effective December 15, 2004, by and between the Company and Ivar S. Chhina†
10.4	Employment Agreement, effective August 3, 2004, by and between the Company and Robert W. Hill†
10.5	Purchase Agreement, dated December 10, 2004, by and among IDI Acquisition Corp., InterDent Service Corporation, InterDent, Inc. and Jefferies & Company, Inc.†
10.6

Amended and Restated Shareholders Agreement, dated as of December 15, 2004, by and among InterDent, Inc., a Delaware Corporation, Levine Leichtman Capital Partners II, L.P., Pleasant Street Investors, LLC, and each other holder of an equity security of the Company†

10.7

Intercreditor Agreement, dated as of December 15, 2004 among InterDent Service Corporation, the Guarantors from time to time party hereto, Wells Fargo Foothill, Inc. as Credit Agreement Agent under the Credit Agreement and Priority Lien Collateral Agent hereunder, and Wells Fargo Bank, National Association, as Trustee under the Indenture and as Collateral Agent hereunder†

10.8	Security Agreement, dated as of December 15, 2004, by and between InterDent, Inc. and Wells Fargo Bank, National Association†
10.9	Security Agreement, dated as of December 15, 2004, by and between InterDent Service Corporation (as survivor from IDI Acquisition Corp) and Wells Fargo Bank, National Association†
10.10	Stock Pledge agreement, dated as of December 15, 2004, by and between InterDent, Inc. and Wells Fargo Bank, National Association†
10.11	Stock Pledge agreement, dated as of December 15, 2004, by and between InterDent Service Corporation and Wells Fargo Bank, National Association†
10.12

Deed of Trust, Assignment of Rents and Leases and Security Agreement, dated as of June 23, 2004, by and from InterDent Service Corporation, “Grantor” to First American Title Insurance Company, “Trustee or “Grantee” for the benefit of Wells Fargo Foothill, Inc., in its capacity as administrative agent, “Beneficiary” or “Grantee”††

10.13

Mortgage, Assignment of Rents and Leases, and Security Agreement, dated as of June 23, 2004, by and from InterDent Service Corporation, “Mortgagor” to Wells Fargo Foothill, Inc., in its capacity as administrative agent, “Mortgagee”††

10.14

Deed of Trust, Assignment of Rents and Leases and Security Agreement, dated as of December 15, 2004, by and from InterDent Service Corporation, “Grantor” to First American Title Insurance Company, “Trustee or “Grantee” for the benefit of Wells Fargo Bank, National Association, in its capacity as collateral agent, “Beneficiary” or “Grantee”††

10.15

Mortgage, Assignment of Rents and Leases, and Security Agreement, dated as of December 15, 2004, by and from InterDent Service Corporation, “Mortgagor” to Wells Fargo Bank, National Association, in its capacity as collateral agent, “Mortgagee”††

10.16	Management Services Agreement, dated as of April 1, 2005, by and between InterDent Service Corporation and Levine Leichtman Capital Partners Inc.†††
10.17	InterDent Deferred Incentive Compensation Retirement Plan. ††††
12.1	Computation of Ratio of Earnings to Fixed Charges†††
16	Letter, dated June 13, 2005, from Ernst & Young LLP to the SEC††
21.1	List of subsidiaries†
23.3	Consent of Morrison & Foerster LLP (incorporated by reference to Exhibit 5.1)†††
23.4	Consent of Stoel Rives LLP (incorporated by reference to Exhibit 5.2)†††
24.1	Power of Attorney†
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Form of Letter of Transmittal††
99.2	Form of Notice of Guaranteed Delivery††
99.3	Guidelines for Certification of Taxpayer identification Number on Substitute Form W-9††

†                                         Previously filed on April 14, 2005 with the SEC on the Registration Statement on Form S-4

††                                   Previously filed on June 13, 2005 with the SEC on Amendment No. 1 to the Registration Statement on Form S-4

†††                             Previously filed on August 19, 2005 with the SEC on Amendment No. 2 to the Registration Statement on Form S-4.

††††                       Previously filed on May 12, 2006 with the SEC on Form 10-Q.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERDENT SERVICE CORPORATION
(Registrant)

Date:	August 14, 2006	By:	/s/ IVAR S. CHHINA
Ivar S. Chhina
President, Chief Executive Officer and Chairman

		By:	/s/ ROBERT W. HILL
Robert W. Hill
Chief Financial Officer, Treasurer and Secretary

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERDENT, INC.
(Registrant)

Date:	August 14, 2006	By:	/s/ IVAR S. CHHINA
Ivar S. Chhina
President, Chief Executive Officer and Chairman

		By:	/s/ ROBERT W. HILL
Robert W. Hill
Chief Financial Officer, Treasurer and Secretary